Form 10-Q
period 2020-09-30
Social Capital Hedosophia Holdings Corp. VI
filed 2020-11-23
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39607

Social Capital Hedosophia Holdings Corp. VI
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1547322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 University Ave, Suite 200 Palo Alto, CA 94301
(Address of Principal Executive Offices, including zip code)

(650) 521-9007
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	IPOF.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	IPOF	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	IPOF WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No ☐

As of November 20, 2020, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets - cash	$125,640
Deferred offering costs	440,960
TOTAL ASSETS	$566,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$41,600
Advance from related party	5,000
Promissory note – related party	500,000
Total Current Liabilities	546,600

Commitments

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding(1)	2,875
Additional paid-in capital	22,125
Accumulated deficit	(5,000)
Total Shareholders’ Equity	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$566,600

(1)	Included an aggregate of up to 3,750,000 Class B ordinary shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Formation and operating costs	$5,000
Net Loss	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	25,000,000

Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excluded up to 3,750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	28,750,000	2,875	22,125	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	28,750,000	$2,875	$22,125	$(5,000)	$20,000

(1)	Included an aggregate of up to 3,750,000 Class B ordinary shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,000)
Net cash used in operating activities	(5,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Advance from related party	5,000
Proceeds from promissory note - related party	500,000
Payment of offering costs	(399,360)
Net cash provided by financing activities	130,640

Net Change in Cash	125,640
Cash – Beginning	—
Cash – Ending	$125,640

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$41,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Social Capital Hedosophia Holdings Corp. VI (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 10, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses operating in the technology industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on October 8, 2020. On October 14, 2020, the Company consummated the Initial Public Offering of 115,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $1,150,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 11,000,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, SCH Sponsor VI LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds of $22,000,000, which is described in Note 4.

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. In addition, at October 14, 2020, cash of $1,584,406 was held outside of the Trust Account, as defined below, and is available for working capital purposes.

In connection with the closing of the Initial Public Offering on October 14, 2020, an amount of $1,150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 following any related share redemptions and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its initial Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until October 14, 2022 to consummate a Business Combination. However, if the Company has not completed a Business Combination by October 14, 2022 (as such period may be extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 13, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 14, 2020 and October 20, 2020. The interim results for the period from July 10, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $60,816,147 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of September 30, 2020, there were $440,960 of deferred offering costs recorded in the accompanying condensed balance sheet.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 3,750,000 ordinary shares, that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 115,000,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 15,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $22,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 10, 2020, the Company issued one ordinary share to the Sponsor for no consideration. On July 16, 2020, the Company cancelled the one share issued in July 2020 and the Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000. On September 17, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 28,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The Founder Shares included an aggregate of up to 3,750,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Class B ordinary shares or Class A ordinary shares received upon conversion thereof (together, “Founder Shares”) until the earlier of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Advance from Related Party

As of October 14, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. At September 30, 2020 and October 14, 2020, advances amounting to $5,000 were outstanding.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $500,000. As of September 30, 2020, there was $500,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 14, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 14, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $2.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on October 8, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $40,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Financial Advisory Fee

The underwriters agreed to reimburse the Company for an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, of which $2,000,000 was paid to Connaught (UK) Limited ("Connaught") upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, of which $8,050,000 will be paid to Connaught upon the closing of the Business Combination.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares  —   The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020, there was 28,750,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the completion of the Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the ordinary shares issued and outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the

Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration or a valid exemption from registration is available. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.   Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

•	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.   Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and

•	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger prices described will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Capital Hedosophia Holdings Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SCH Sponsor VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on October 13, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 10, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from July 10, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consists of formation costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $125,640. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on October 14, 2020, we consummated the Initial Public Offering of 115,000,000 Units, inclusive of the underwriters’ election to fully exercise their option to purchase an additional 15,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $1,150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,000,000 Private Placement Warrants to the Sponsor at a price of $2.00 per Private Placement Warrant generating gross proceeds of $22,000,000.

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $1,150,000,000 was placed in the Trust Account. We incurred $60,816,147 in transaction costs, including $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to the Company. We began incurring these fees on October 14, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $40,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 13, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 14, 2020, we consummated our Initial Public Offering of 115,000,000 Units, inclusive of 15,000,000 Units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $1,150,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share Ordinary Share for $11.50 per share, subject to adjustment. Credit Suisse acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-248917). The registration statements became effective on October 8, 2020.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, we consummated a private placement of 11,000,000 Private Placement Warrants to our Sponsor at a price of $2.00 per Private Placement Warrant, generating total proceeds of $22,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $10.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $1,150,000,000 was placed in the Trust Account.

We paid a total of $20,000,000 in underwriting discounts and commissions and $566,147 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $40,250,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: November 20, 2020		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2020		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)