Form 10-K
period 2020-12-31
Social Capital Hedosophia Holdings Corp. VI
filed 2021-03-30
CIK 1818873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39607

Social Capital Hedosophia Holdings Corp. VI

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1547322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 University Ave, Suite 200 Palo Alto, CA	94301 (Zip Code)
(Address of Principal Executive Offices)

(650) 521-9007
(Registrant’s telephone number, including area code)
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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the New York Stock Exchange separately from its Units on November 30, 2020. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020, was approximately $1,414,500,000.

As of March 26, 2021, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses and the technology industries;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to (i) “we,” “us,” “our” or the “Company” are to Social Capital Hedosophia Holdings Corp. VI, a blank check company incorporated as a Cayman Islands exempted company, (ii) “Hedosophia” are to Hedosophia Group Limited and its affiliates, (iii) our “initial shareholders” refer to our Sponsor, which held all of our Class B ordinary shares (our “founder shares”) prior to our initial public offering (the “Initial Public Offering”), (iv) our “management” or our “management team” are to our officers and directors, (v)“Social Capital” are to Social Capital Holdings Inc. and, where applicable, its affiliates, and (vi) our “Sponsor” refer to SCH Sponsor VI LLC, a Cayman Islands limited liability company.

Item 1. Business.

Overview

We are a blank check company incorporated on July 10, 2020, as a Cayman Islands exempted company, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus our search for a target business operating in the technology industries. Our sponsor is SCH Sponsor VI LLC, a Cayman Islands exempted limited liability company (our “Sponsor”).

Our registration statement for the Initial Public Offering became effective on October 8, 2020. On October 14, 2020, we consummated our Initial Public Offering of 115,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 15,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $1,150 million, and incurring offering costs of approximately $60.8 million, inclusive of approximately $40.3 million in deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 11,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $22.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $1,150.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of our initial Business Combination and (ii) the distribution of the funds in the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a Business Combination.

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2020, related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to our warrants.

We will have until October 14, 2022 to consummate a Business Combination. However, if we have not completed a Business Combination by October 14, 2022 (as such period may be extended pursuant to our Amended and Restated Memorandum and Articles of Association, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Our Acquisition and Value Creation Strategy

We intend to leverage what we believe is a competitive advantage in sourcing potential targets that will materially benefit from our differentiated expertise and where we are best situated to augment the value of the business following the completion of the initial Business Combination.

We believe our management team is well-positioned to identify different opportunities across the technology private company landscape. Our selection process will leverage our relationships with leading technology company founders, executives of private and public companies, venture capitalists and growth equity funds, in addition to the extensive industry and geographical reach of Social Capital and Hedosophia’s platforms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, in particular founders of, and investors in, other private and public technology companies in our networks.

We also believe that Social Capital and Hedosophia’s reputation, experience and track record of making investments in the technology industry will make us a preferred partner for these potential targets.

Our Acquisition Process

Certain members of our management team are employed by either Social Capital or Hedosophia or one of their respective affiliates. Social Capital and Hedosophia are made aware of potential business opportunities from time to time, one or more of which we may desire to pursue, for a Business Combination.

Our search for a Business Combination, ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak. See “Item 1.A. Risk Factors  —  Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination —  Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.”

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including Social Capital Hedosophia Holdings Corp. IV (“IPOD”), Social Capital Hedosophia Holdings Corp. VI (“IPOF” and together with IPOD, the “Other Existing SCH SPACs”), may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see “Item 10. Directors, Executive Officer and Corporate Governance.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors  —  Risks Relating to Our Management Team and Conflicts of Interest — Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors  — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Additional Disclosures

In May 2017, our founders, Chamath Palihapitiya and Ian Osborne founded Social Capital Hedosophia Holdings Corp. (“IPOA”), a blank check company incorporated for the purposes of effecting a business combination. Mr.  Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne served as President and as a director of IPOA. IPOA completed its initial public offering in September 2017, in which it sold 69,000,000 units, each consisting of one IPOA Class A ordinary share and one-third of one redeemable warrant for one IPOA Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $690,000,000. In October 2019, IPOA consummated a merger with Virgin Galactic, a vertically-integrated aerospace company pioneering human spaceflight for private individuals and researchers. Virgin Galactic’s common stock currently trade on NYSE under the symbol “SPCE”.

In October 2019, Mr. Palihapitiya and Mr. Osborne founded Social Capital Hedosophia Holdings Corp. II (“IPOB”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne served as President and as a director of IPOB. IPOB completed its initial public offering in April 2020, in which it sold 41,400,000 units, each consisting of one IPOB Class A ordinary share and one-third of one redeemable warrant for one IPOB Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $414,000,000. In December 2020, IPOB consummated a merger with Opendoor Technologies Inc. (“Opendoor”), a leading digital platform for residential real estate. Opendoor’s common stock currently trade on The Nasdaq Global Select Market under the symbol “OPEN”.

In October 2019, Mr. Palihapitiya and Mr. Osborne founded Social Capital Hedosophia Holdings Corp. III (“IPOC”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne served as President and as a director of IPOC. IPOC completed its initial public offering in April 2020, in which it sold 82,800,000 units, each consisting of one IPOC Class A ordinary share and one-third of one redeemable warrant for one IPOC Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $828,000,000. In January 2021, IPOC consummated a merger with Clover Health Investments, Corp. (“Clover Health”), which operates next-generation Medicare Advantage plans. Clover Health’s common stock currently trade on The Nasdaq Global Select Market under the symbol “CLOV”.

In July 2020, Mr. Palihapitiya and Mr. Osborne founded our company and the Other Existing SHC SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. IPOD has not yet announced or consummated a business combination. IPOE has not yet consummated a business combination; however, on January 7, 2021, IPOE announced that it had entered into a definitive agreement with Social Finance, Inc. (“SoFi”). IPOE’s transaction with SoFi is subject to approval of IPOE’s shareholders and other customary closing conditions.

Initial Business Combination

The NYSE rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Competition

We have encountered, and expect to continue to encounter, encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Business Combination we consummate.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need 43,125,001, or 37.5% (assuming all issued and outstanding shares are voted), or 7,187,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 115,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including our audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through and potential loans from certain of our affiliates are discussed in the section of the annual report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for up to five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

At or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the technology industry, we may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities outside the technology industries, which may be outside of our management’s areas of expertise.

We will consider a Business Combination outside the technology industries, which may be outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2020, there were 345,250,000 and 21,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2020, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination may involve a jurisdiction that could impose taxes on shareholders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities, including the Other Existing SCH SPACs, may compete with us for Business Combination opportunities. If we determined that an affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders collectively own 20% of our issued and outstanding shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering), for which they paid an aggregate amount of $25,000. The founder shares will be worthless if we do not complete an initial Business Combination.

In addition, our Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of $22,000,000 in the aggregate, or $2.00 per warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the Units except that: (1) prior to our initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial shareholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to our Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares . In addition, prior to our initial Business Combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

•	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

•	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

•	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 28,750,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 11,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 28,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $2,500,000 of such loans may be converted into warrants, at the price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except under limited exceptions); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	liquidity of domestic capital and lending markets;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	energy shortages;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

We may face risks related to companies in the technology industries.

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to attract and retain subscribers or customers;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•	competition for advertising revenue;

•	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	an inability to obtain necessary hardware, software and operational support; and

•	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating To Our Management Team and Conflicts of Interest

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Chamath Palihapitiya, Chairman of our board of directors and our Chief Executive Officer, and Ian Osborne, our President and one of our directors. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses, including the Other Existing SCH SPACs, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested or are otherwise affiliated with, including the Other Existing SCH SPACs and companies in industries we may target for our initial Business Combination. Certain of our independent directors also serve as officers and/or board members for other entities, including the Other Existing SCH SPACs. In addition, each of the Other Existing SCH SPACs has not yet completed an initial business combination, each of which may require a substantial amount of time, resources and attention from the members of our management team that are affiliated with such entity relating to due diligence, negotiation, structuring and other relevant efforts in connection with an initial business combination. Our officers’ and directors’ other business affairs, including the search or consummation of a business combination for each of the Other Existing SCH SPACs, as applicable, may require them to devote substantial amounts of time to such affairs. This could limit our officers’ and directors’ ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officer and Corporate Governance.”

Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and certain of our directors and officers are affiliated with entities that are engaged in a similar business and in the future also expect to become affiliated with other entities that are engaged in a similar business. For example, Mr. Palihapitiya and Hedosophia have also incorporated the Other Existing SCH SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial Business Combination. Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of the Other Existing SCH SPACs, Mr. Osborne is the President and a director of the Other Existing SCH SPACs, and each of our other officers is an officer of the Other Existing SCH SPACs, and each of the foregoing owe fiduciary duties under Cayman Islands law to the Other Existing SCH SPACs. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers and for each of the Other Existing SCH SPACs.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including the Other Existing SCH SPACs and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10.  Directors, Executive Officer and Corporate Governance,” “Item 10.  Directors, Executive Officer and Corporate Governance  — Conflicts of Interest” and “Item 13  — Certain Relationships and Related Party Transactions, and Director Independence.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

Members of our management team and affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team and affiliated companies have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business. For example, in February 2021, Clover Health, which merged with IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research. Any such media coverage, public action, proceedings or investigations may be detrimental to our management team’s reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Risks Relating To Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

Under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share as adjusted. In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each Unit contains one-fourth of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each unit contains one-fourth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a fourth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we had $366,309 in cash and working capital of $1,048,891. Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates, including IPOA, IPOB, IPOC, the Other Existing SCH SPACs, Social Capital and Hedosophia, is presented for informational purposes only. Past performance by our management team and their respective affiliates, including IPOA, IPOB, IPOC, the Other Existing SCH SPACs, Social Capital and Hedosophia, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including IPOA, IPOB, IPOC, the Other Existing SCH SPACs, Social Capital and Hedosophia, or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2020, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2020, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1.B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 317 University Ave, Suite 200, Palo Alto, CA 94301. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on the NYSE on October 9, 2020. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant to purchase one Class A ordinary share. On November 27, 2020, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on November 30, 2020. Any Units not separated continue to trade on the New York Stock Exchange under the symbol “IPOF.U.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the NYSE under the symbols “IPOF” and “IPOF WS,” respectively.

(b)	Holders

As of March 26, 2021, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary share, and two holders of record of our redeemable warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. In September 2020, we effected a share capitalization, resulting in an aggregate of 28,750,000 founder shares issued and outstanding, in order to maintain the number of founder shares at 20% of our issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On October 14, 2020, we consummated our Initial Public Offering of 115,000,000 Units, inclusive of 15,000,000 Units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $1,150,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share Ordinary Share for $11.50 per share, subject to adjustment. Credit Suisse acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-248917). The registration statement became effective on October 8, 2020.

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

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $460,000,000 was placed in the Trust Account.

We paid a total of $20,000,000 in underwriting discounts and commissions and $566,147 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $40,250,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Social Capital Hedosophia Holdings Corp. VI. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from July 10, 2020 (inception) through December 31, 2020, we had a net loss of $385,384, which consists of operating and formation costs of $409,962 offset by interest income on marketable securities held in the Trust Account of $24,578.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $1,150,000,000 was placed in the Trust Account and we had $1,584,406 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $60,816,147 in transaction costs, including $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs.

For the period from July 10, 2020 (inception) through December 31, 2020, net cash used in operating activities was $1,097,544, consisting of a net loss of $385,384 offset by interest earned on marketable securities held in the Trust Account and not available for operations of $24,578. Changes in operating assets and liabilities used $687,582 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $1,150,024,578. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $366,309 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through October 14, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters agreed to reimburse us for an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, of which $2,000,000 was paid to Connaught (UK) Limited ("Connaught") upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, of which $8,050,000 will be paid to Connaught upon the closing of the Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Social Capital Hedosophia Holdings Corp. VI

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Social Capital Hedosophia Holdings Corp. VI. (the “Company”) as of December 31, 2020 the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 29, 2021

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$366,309
Prepaid expenses	876,165
Total Current Assets	1,242,474

Marketable securities held in Trust Account	1,150,024,578
Total Assets	$1,151,267,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$188,583
Advance from related party	5,000
Total Current Liabilities	193,583

Deferred underwriting fee payable	40,250,000
Total Liabilities	40,443,583

Commitments and Contingencies (see Note 6)

Class A ordinary shares subject to possible redemption, 110,579,983 shares at redemption value	1,105,823,463

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,420,017 shares issued and outstanding (excluding 110,579,983 shares subject to possible redemption)	442
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding	2,875
Additional paid-in capital	5,382,073
Accumulated deficit	(385,384)
Total Shareholders’ Equity	5,000,006
Total Liabilities and Shareholders’ Equity	$1,151,267,052

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$409,962
Loss from operations	(409,962)

Other income:
Interest earned on marketable securities held in Trust Account	24,578

Net loss	$(385,384)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	110,620,385

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	28,644,310

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.01)

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	28,750,000	2,875	22,125	—	25,000

Sale of 115,000,000 Units, net of underwriting discounts and offering costs	115,000,000	11,500	—	—	1,089,172,353	—	1,089,183,853

Sale of 11,000,000 Private Placement Warrants	—	—	—	—	22,000,000	—	22,000,000

Class A ordinary shares subject to possible redemption	(110,579,983)	(11,058)	—	—	(1,105,812,405)	—	(1,105,823,463)

Net loss	—	—	—	—	—	(385,384)	(385,384)

Balance – December 31, 2020	4,420,017	$442	28,750,000	$2,875	$5,382,073	$(385,384)	$5,000,006

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(385,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(24,578)
Changes in operating assets and liabilities:
Prepaid expenses	(876,165)
Accrued expenses	188,583
Net cash used in operating activities	(1,097,544)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000,000)
Net cash used in investing activities	(1,150,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	1,130,000,000
Proceeds from sale of Private Placement Warrants	22,000,000
Advances from related party	5,000
Proceeds from promissory note – related party	500,000
Repayment of promissory note – related party	(500,000)
Payment of offering costs	(566,147)
Net cash provided by financing activities	1,151,463,853

Net Change in Cash	366,309
Cash – Beginning	—
Cash – Ending	$366,309

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$1,106,203,850
Change in value of Class A ordinary shares subject to possible redemption	$(380,387)
Deferred underwriting fee payable	$40,250,000

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of December 31, 2020, the Company had $366,309 in its operating bank accounts, $1,150,024,578 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $1,048,891. As of December 31, 2020, approximately $24,600 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in in a money market fund that invests primarily in U.S. Treasury securities.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 39,750,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 10, 2020 (Inception) Through December 31, 2020
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$23,634
Net income attributable to Class A ordinary shares subject to possible redemption	$23,634
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	110,620,385
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(385,384)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(23,634)
Non-Redeemable Net Loss	$(409,018)
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	28,644,310
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from July 10, 2020 (inception) through December 31, 2020, the Company incurred $25,000, in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Advance from Related Party

As of October 14, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. At December 31, 2020 advances amounting to $5,000 were outstanding.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $500,000. The aggregate outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 14, 2020.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Restricted Stock Unit Award

In December 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Ms. Leary, the Company granted 100,000 restricted stock units (“RSUs”) to Ms. Leary, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such initial Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date we select in the year following the year in which such Business Combination occurs.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares  —   The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 4,420,017 Class A ordinary shares issued and outstanding, excluding 110,579,983 Class A ordinary shares subject to possible redemption.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there was 28,750,000 Class B ordinary shares issued and outstanding.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder and

•	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$1,150,024,578

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 10, 2020 (inception), through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B. Other Information.

None.

PART IV.

Item 10. Directors, Executive Officer and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Chamath Palihapitiya	44	Chief Executive Office and Chairman of the Board of Directors
Ian Osborne	37	President and Director
Steven Trieu	42	Chief Financial Officer
Simon Williams	40	General Counsel and Secretary
Richard Costolo	57	Director
Sarah Leary	50	Director

Chamath Palihapitiya has been our Chief Executive Officer and the Chairman of our Board of Directors since July 2020. Mr. Palihapitiya founded Social Capital in 2011 and has been its Managing Partner since its inception. Mr. Palihapitiya (1) served as the Chief Executive Officer and the Chairman of the Board of Directors of IPOA from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and continues to serve as the Chairman of the Board of Directors of Virgin Galactic, (2) served as the Chief Executive Officer and the Chairman of the Board of Directors of IPOB from October 2019 until the consummation of its business combination with Opendoor 2019 and (3) served as the Chief Executive Officer and the Chairman of the Board of Directors of IPOB from October 2019 until the consummation of its business combination with Clover Health. Mr. Palihapitiya currently serves as Chief Executive Officer and Chairman of IPOD and IPOF. Mr. Palihapitiya also served as a director of Slack Technologies Inc. from April 2014 until October 2019. Prior to founding Social Capital in 2011, Mr. Palihapitiya served as Vice President of User Growth at Facebook, and is recognized as having been a major force in its launch and growth. Mr. Palihapitiya was responsible for overseeing Monetization Products and Facebook Platform, both of which were key factors driving the increase in Facebook’s user base to more than 750 million individuals worldwide. Prior to working for Facebook, Mr. Palihapitiya was a principal at the Mayfield Fund, one of the United States’ oldest venture firms, before which he headed the instant messaging division at AOL. Mr. Palihapitiya graduated from the University of Waterloo, Canada with a degree in electrical engineering. Mr. Palihapitiya is well qualified to serve as the Chairperson of our board of directors because of his extensive management history and experience in identifying, investing in and building next-generation technologies and companies.

Ian Osborne has been our President and a member of our Board of Directors since July 2020. Mr. Osborne is the Co-founder and Chief Executive Officer of Hedosophia, an investment firm, which has invested in leading Internet and technology companies since 2012. Mr. Osborne served as President and a director of (1) IPOA from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, (2) IPOB from January 2020 (October 2019 with respect to his director position) until the consummation of its business combination with Opendoor and (3) IPOC from January 2020 (October 2019 with respect to his director position) until the consummation of its business combination with Clover Health. Mr. Osborne currently serves as President and a director of IPOD and IPOF. Mr. Osborne has advised leading Internet and technology companies, their founders and CEOs, since 2009. Mr. Osborne is also the indirect controlling shareholder and a director of Connaught, a financial advisory firm. From 2010 to 2012, Mr. Osborne was a Partner and Managing Director at DST Global, a family of funds investing in Internet companies, which was established in 2009 and which has notable successes including Alibaba, Airbnb, Facebook, Spotify and Twitter. Mr. Osborne was educated at St Paul’s School, King’s College London, and the London School of Economics. Mr. Osborne is well qualified to serve on our board of directors because of his extensive experience advising leading Internet and technology companies.

Steven Trieu has been our Chief Financial Officer since July 2020. Mr. Trieu is a Partner and the Chief Financial Officer of Social Capital, an affiliate of the company’s Sponsor, since October 2017 and is responsible for overseeing the operations of Social Capital’s family of funds, management company and related entities. Mr. Trieu served as the Chief Financial Officer of (1) IPOA from March 2019 until the consummation of its business combination with Virgin Galactic in October 2019, (2) IPOB from January 2020 until the consummation of its business combination with Opendoor and (3) IPOC from January 2020 until the consummation of its business combination with Clover Health. Mr. Trieu currently serves as Chief Financial Officer of IPOD and IPOF. Prior to joining Social Capital, Mr. Trieu was VP of Finance at Quora, Inc. from October 2011 to June 2016, where he was responsible for its day-to-day finance and legal operations. Prior to that, Mr. Trieu was Director, Finance and Business Operations at Facebook, Inc. from August 2007 to October 2011. Mr. Trieu led the formation of its initial business operations and sales finance teams. Mr. Trieu also previously held a similar role at Yahoo!, Inc., supporting its local markets and commerce divisions. Before that, Mr. Trieu spent time on Wall Street both as an investment banking and alternative investments associate. Mr. Trieu graduated from the University of Massachusetts, Amherst with a degree in finance and economics.

Simon Williams has been our General Counsel and Secretary since July 2020. Mr. Williams has been Hedosophia’s Chief Administrative Officer since March 2017. Mr. Williams served as the General Counsel and Secretary of (1) IPOA from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, (2) IPOB from January 2020 until the consummation of its business combination with Opendoor and (3) IPOC from January 2020 until the consummation of its business combination with Clover Health. Mr. Williams currently serves as General Counsel and Secretary of IPOD and IPOF. Prior to joining Hedosophia, Mr. Williams was legal counsel at Balderton Capital, a London-based venture firm focused on backing European-founded technology companies, from January 2015 to March 2017. Prior to working at Balderton Capital, Mr. Williams was an associate in the London offices of each of Covington & Burling LLP and Morrison & Foerster LLP. Mr. Williams is a solicitor, qualified in England & Wales, having attended Nottingham Law School. Mr. Williams holds an MA and BA from the University of Nottingham.

Richard Costolo has served as one of our directors since October 2020. Mr. Costolo is a co-managing partner of 01 Advisors, a venture capital firm focused on investing in technology companies making the transition from building a product to building a company. Mr. Costolo was previously the Chief Executive Officer of Twitter from 2010 to 2015. He has been founder and Chief Executive Officer of multiple startups, including FeedBurner, which was acquired by Google in 2007. He holds a Bachelor of Science in Computer Science from the University of Michigan. Mr. Costolo is well qualified to serve on our board of directors because of his extensive experience with startups, including working with startup chief executive officers and executives advising them on scaling and leadership.

Sarah Leary has served as one of our directors since December 2020. Ms. Leary has been a Venture Partner at Unusual Ventures, an early stage venture firm, since April 2020. Prior to joining Unusual, Ms. Leary co-founded Nextdoor, the free and private social network for neighborhoods, in 2010, where she most recently served as Vice President of Marketing, Operations, and International. Ms. Leary started her career at Microsoft and served as the Vice President of Product and Marketing at Epinions and Shopping.com before the company was acquired by eBay. Ms. Leary is a graduate of Harvard College and Harvard Business School.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have two “independent directors” as defined in the NYSE rules and applicable SEC rules. We expect a majority of our board of directors to be comprised of independent directors within 12 months from the date of listing to comply with the majority independent board requirement. Our board has determined that each of Mr. Costolo and Ms. Leary is an independent director under applicable SEC and NYSE rules.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members. Prior to our initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mr. Costolo and Ms. Leary. Mr. Costolo serves as chair of the audit committee. We will appoint a third qualifying member to our audit committee within one year from the date of listing to comply with the audit committee requirement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Costolo qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Mr. Costolo and Ms. Leary. Mr. Costolo serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Costolo and Ms. Leary. Mr. Costolo serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers with the following exception: each of our Sponsor, ChaChaCha SPAC F, LLC and Mssrs. Palihapitiya, Osborne, Trieu, Williams and Costolo failed to file a Form 3 on the effective date of the registration statement first registering our securities under Section 12 of the Exchange Act and were instead such forms were filed on the next day.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website http://SocialCapitalHedosophiaHoldings.com/ipof.html under “Documents.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, our directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	duty to not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including the Other Existing SCH SPACs, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors —  Risks Relating to Our Management Team and Conflicts of Interest — Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1.A. Risk Factors — General Risk Factors — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

In addition, we have the following potential conflicts of interest:

•	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including the Other Existing SCH SPACs. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors, Director Nominee and Officers.”

•	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

•	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

•	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations that may pose a conflict of interest with us:

Individual	Entity	Entity’s Business	Affiliation
Chamath Palihapitiya	Social Capital(1)	Investment Firm	Founder and Chief Executive Officer
	Virgin Galactic Holdings, Inc.	Aerospace Company	Chairman of the Board of Directors
	Social Capital Hedosophia Holdings Corp. IV	Special Purpose Acquisition Company	Chief Executive Officer and Chairman of the Board of Directors
	Social Capital Hedosophia Holdings Corp. V	Special Purpose Acquisition Company	Chief Executive Officer and Chairman of the Board of Directors

Ian Osborne	Hedosophia Group Limited(2)	Investment Firm	Co-Founder and Chief Executive Officer
	Social Capital Hedosophia Holdings Corp. IV	Special Purpose Acquisition Company	Director

Individual	Entity	Entity’s Business	Affiliation
	Social Capital Hedosophia Holdings Corp. V	Special Purpose Acquisition Company	Director

Steven Trieu	Social Capital(1)	Investment Firm	Partner and Chief Financial Officer
	Social Capital Hedosophia Holdings Corp. IV	Special Purpose Acquisition Company	Chief Financial Officer
	Social Capital Hedosophia Holdings Corp. V	Special Purpose Acquisition Company	Chief Financial Officer

Simon Williams	Hedosophia Group Limited(3)	Investment Firm	Chief Administrative Officer
	Social Capital Hedosophia Holdings Corp. IV	Special Purpose Acquisition Company	General Counsel and Secretary
	Social Capital Hedosophia Holdings Corp. V	Special Purpose Acquisition Company	General Counsel and Secretary

Richard Costolo	01 Advisors	Venture Capital Firm	Co-Founder

Sarah Leary	Unusual Ventures	Early State Venture Firm	Venture Partner

(1)	Includes Social Capital Holdings Inc. and certain of its funds and other affiliates including affiliated portfolio companies.

(2)	Includes certain other affiliates of Hedosophia Group Limited, including Connaught.

(3)	Includes certain affiliates of Hedosophia Group Limited.

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities (or any other entity, including additional special purpose acquisition companies, they become involved with) to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial Business Combination is fair to our company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the company in connection with the initial Business Combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our Sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial Business Combination.

Item 11.	Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their respective affiliates. In December 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Ms. Leary, we granted 100,000 restricted stock units (“RSUs”) to Ms. Leary, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such initial Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date we select in the year following the year in which such Business Combination occurs.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of March 26, 2021 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 26, 2021.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class A Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (2)
SCH Sponsor VI LLC (our Sponsor)(3)	—	—	28,750,000	20.0%
Chamath Palihapitiya (3)	—	—	28,750,000	20.0%
Ian Osborne (3)	—	—	28,750,000	20.0%
Steven Trieu	—	—	—	—
Simon Williams	—	—	—	—
Richard Costolo	—	—	—	—
Sarah Leary	—	—	—	—
Empyrean Capital Partners, LP (4)	6,221,647	5.4%	—	—
All directors, officers and directors as a group (6 individuals)	—	—	28,750,000	20.0%

*        Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Capital Hedosophia Holdings Corp. VI, 317 University Ave, Suite 200, Palo Alto, CA 94301.

(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-248913).

(3)	SCH Sponsor VI LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. Messrs. Palihapitiya and Osborne may be deemed to beneficially own shares held by our Sponsor by virtue of their shared control over our Sponsor. Each of Messrs. Palihapitiya and Osborne disclaims beneficial ownership of our ordinary shares held by our Sponsor.

(4)	According to a Schedule 13G filed with the SEC on December 18, 2020, each of Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron share voting and dispositive power with regard to 6,221,647 Class A ordinary shares of the Company. The business address for each is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

Our initial shareholders beneficially own 20.0% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On July 10, 2020, the Company issued one ordinary share to the Sponsor for no consideration. On July 16, 2020, the Company cancelled the one share issued in July 2020 and the Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000. On September 17, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 28,750,000 Founder Shares. The Founder Shares will automatically convert into Class A ordinary shares at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments.

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

Private Placement Warrants

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, we consummated a private placement of 11,000,000 Private Placement Warrants to our Sponsor at a price of $2.00 per Private Placement Warrant, generating total proceeds of $22,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account.

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

If we do not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

Pursuant to a registration rights agreement entered into on October 8, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (as defined below) (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Related Party Notes and Advances

As of October 14, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. As of December 31, 2020, advances amounting to $5,000 were outstanding.

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $500,000. As of December 31, 2020, there was $500,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 14, 2020.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 8, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from July 10, 2020 (inception) through December 31, 2020, the Company incurred $25,000, in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

For the Year ended December 31, 2020
Audit Fees(1)		$69,880
Audit-Related Fees(2)		$—
Tax Fees(3)		$—
All Other Fees(4)		$—
Total	$

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated October 8, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other party thereto.
10.2(2)	Letter Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.3(1)	Investment Management Trust Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4(1)	Registration Rights Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.5(1)	Administrative Services Agreement, dated October 8, 2020, between the Company and Social Capital Holdings, Inc.
10.6(1)	Sponsor Warrants Purchase Agreement, dated October 8, 2020, between the Company and the Sponsor.
10.7(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Chamath Palihapitiya.
10.8(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Ian Osborne.
10.9(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Richard Costolo.
10.10(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Steven Trieu.
10.11(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Simon Williams.
10.12(2)	Indemnity Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.13(2)	Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Sarah Leary.
14.01*	Code of Ethics and Business Conduct of Social Capital Hedosophia Holdings Corp. VI.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2020.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2020.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: March 29, 2021	/s/ Chamath Palihapitiya
	By:	Chamath Palihapitiya
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	March 29, 2021

/s/ Ian Osborne
Name:	Ian Osborne
Title:	President and Director
Date:	March 29, 2021

/s/ Steve Trieu
Name:	Steve Trieu
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 29, 2021

/s/ Richard Costolo
Name:	Richard Costolo
Title:	Director
Date:	March 29, 2021

/s/ Sarah Leary
Name:	Sarah Leary
Title:	Director
Date:	March 29, 2021