Form 10-Q
period 2021-03-31
Social Capital Hedosophia Holdings Corp. VI
filed 2021-07-07
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39607

Social Capital Hedosophia Holdings Corp. VI
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1547291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 6, 2021, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	Unaudited
ASSETS
Current Assets
Cash	$140,821	$366,309
Prepaid expenses	805,240	876,165
Total Current Assets	946,061	1,242,474

Marketable securities held in Trust Account	1,150,052,938	1,150,024,578
Total Assets	$1,150,998,999	$1,151,267,052

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current liabilities
Accrued expenses	$342,994	$188,583
Advance from related party	3,531	5,000
Total Current Liabilities	346,525	193,583

Deferred underwriting fee payable	40,250,000	40,250,000
Warrant liabilities	104,542,500	130,037,500
Total Liabilities	145,139,025	170,481,083

Commitments and Contingencies (see Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 100,081,390 and 97,576,511 shares at redemption value at March 31, 2021 and December 30, 2020, respectively.	1,000,859,970	975,785,963
Permanent Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 14,918,610 and 17,423,489 shares issued and outstanding (excluding 100,081,390 and 97,576,511 shares subject to possible redemption) at redemption value at March 31, 2021 and December 30, 2020 respectively.	1,492	1,742
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding at March 31, 2021 and December 30, 2020.	2,875	2,875
Additional paid-in capital	54,039,756	79,113,513
Accumulated deficit	(49,044,119)	(74,118,124)
Total Permanent Equity	5,000,004	5,000,006
Total Liabilities, Temporary Equity and Permanent Equity	$1,150,998,999	$1,151,267,052

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$449,355
Loss from operations	(449,355)

Other income:
Interest earned on marketable securities held in Trust Account	28,360
Change in fair value of warrant liabilities	25,495,000
Other expense, net	25,523,360
Net income	$25,074,005

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	97,576,511

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic weighted average shares outstanding, Non-redeemable ordinary shares	46,173,489

Basic net income per share, Non-redeemable ordinary shares	$0.54

Diluted weighted average shares outstanding, Non-redeemable ordinary shares	51,953,062

Diluted net loss per share, Non-redeemable ordinary shares	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – December 31, 2020	17,423,489	$1,742	28,750,000	$2,875	$79,113,513	$(74,118,124)	$5,000,006	97,576,511	$975,785,963

Class A ordinary shares subject to possible redemption	(2,504,879)	(250)	—	—	(25,073,757)	—	(25,074,007)	2,504,879	25,074,007

Net income	—	—	—	—	—	25,074,005	25,074,005	—	—

Balance – March 31, 2021	14,918,610	$1,492	28,750,000	$2,875	$54,039,756	$(49,044,119)	$5,000,004	100,081,390	$1,000,859,970

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$25,074,005
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,360)
Change in fair value of warrant liabilities	(25,495,000)
Changes in operating assets and liabilities:
Prepaid expenses	70,925
Accrued expenses	154,411
Net cash used in operating activities	(224,019)

Cash Flows from Financing Activities:
Advances from related party	3,531
Repayment of advances from related party	(5,000)
Net cash provided by financing activities	(1,469)

Net Change in Cash	(225,488)
Cash – Beginning	366,309
Cash – Ending	$140,821

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$25,074,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense on the Statement of Operations for the period ended December 30, 2020, in the Statement of Operations as this amount related to the warrants recognized as liabilities.

Following the closing of the Initial Public Offering on October 14, 2020, an amount of $1,150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

March 31, 2021

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $140,821 in its operating bank accounts, $1,150,052,938 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $599,536. As of March 31, 2021, approximately $28,360 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not contain all disclosures required by GAAP for complete financial statements. Reference is made to the Company’s audited financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of the interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ materially from these estimates. The data contained in these condensed financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments have been made to present fairly the operating results for the unaudited period.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with GAAP and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on June 22, 2021. The interim results results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the money market fund were invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the Statement of Operations in the period of change.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period, basic and diluted.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Three Months Ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$24,682
Net income attributable to Class A ordinary shares subject to possible redemption	$24,682
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	97,576,511
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings - Basic
Net Income	$25,074,005
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(24,682)
Non-Redeemable Net Income - Basic	$25,049,323
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic weighted average shares outstanding, Non-redeemable ordinary shares	46,173,489
Basic net income per share, Non-redeemable ordinary shares	$0.54

Numerator: Net Income minus Net Earnings - Diluted
Non-Redeemable Net Income - Basic	$25,049,323
Less: Change in fair value of derivative liability	(25,495,000)
Non-Redeemable Net Loss-Diluted	$(445,677)
Denominator: Weighted Average Non-Redeemable ordinary shares (1)
Diluted weighted average shares outstanding, Non-redeemable ordinary shares	51,953,062
Diluted net loss per share, Non-redeemable ordinary shares	$(0.01)

(1)Diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $13.46 and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 33,970,427 shares.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, the Company incurred $30,000, in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Advance from Related Party

Through March 31, 2021, the Sponsor paid for certain offering and other administrative costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. At March 31, 2021 and December 31, 2020, advances amounting to $3,531 and $5,000, respectively, were outstanding.

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

March 31, 2021

(Unaudited)

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

NOTE 7. TEMPORARY EQUITY AND PERMANENT EQUITY

Preferred Shares  —   The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 14,918,610 and 17,423,489 Class A ordinary shares issued and outstanding, respectively, excluding 100,081,390 and 97,576,511, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At each March 31, 2021 and December 31, 2020, there was 28,750,000 Class B ordinary shares issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

NOTE 8. WARRANTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$1,150,052,938	$1,150,024,578
Liabilities:
Private Placement Warrants(2)	2	28,930,000	$36,025,000
Public Warrants(2)	1	75,612,500	94,012,500

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

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOF.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $28.9 million and $75.6 million, respectively, based on a fair value of $2.63 per warrant.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $36.0 million and $94.0 million, respectively, based on fair values of $3.275 and $3.27, respectively, per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 30, 2020	$36,025,000	$94,012,500	$130,037,500
Change in valuation inputs or other assumptions(1)(2)	(7,095,000)	(18,400,000)	(25,495,000)
Fair value as of March 31, 2021	$28,930,000	$75,612,500	$104,542,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

(2)	There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize in other income (expense) (a) non-cash gains and losses within related to changes in recurring fair value measurement of our warrant liabilities at each reporting period and (b) transaction costs allocated to the warrant liabilities.

For the three months ended March 31, 2021 we had net income of $25,074,005, which consists of gain on change in fair value of warrant liabilities of $25,495,000, interest income on marketable securities held in the Trust Account of $28,360 partially offset by operating costs of $449,355.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $1,150,000,000 was placed in the Trust Account and we had $1,584,406 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $60,816,147 in transaction costs, including $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense in the Statement of Operations as this amount related to the warrants recognized as liabilities.

For the three months ended March 31, 2021, net cash used in operating activities was $224,019, consisting of net income of $25,074,005 offset by change in fair value of warrants of $25,495,000, and interest earned on marketable securities held in the Trust Account and not available for operations of $28,360. Changes in operating assets and liabilities provided $225,336 of cash from operating activities.

At March 31, 2021 and December 31, 2020, we had investments held in the Trust Account of $1,150,052,938 and $1,150,024,578, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021 and December 31, 2020, we had cash of $140,821 and $366,309 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Liquidity and Going Concern

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Due solely to the events that led to the restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” our Annual Report as amended on Form 10-K/A filed with the SEC on June 22, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report as amended on Form 10-K/A filed with the SEC on June 22, 2021 had not yet been identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report as amended on Form 10-K/A filed with the SEC on June 22, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report as amended on Form 10-K/A filed with the SEC on June 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 14, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: July 7, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 7, 2021		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)