Form 10-Q
period 2021-06-30
Social Capital Hedosophia Holdings Corp. VI
filed 2021-08-16
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧ No ◻

As of August 11, 2021, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current Assets
Cash	$23,081	$366,309
Prepaid expenses	658,878	876,165
Total Current Assets	681,959	1,242,474

Marketable securities held in Trust Account	1,150,081,613	1,150,024,578
Total Assets	$1,150,763,572	$1,151,267,052

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current liabilities
Accrued expenses	$1,909,515	$188,583
Advance from related party	322,797	5,000
Total Current Liabilities	2,232,312	193,583

Deferred underwriting fee payable	40,250,000	40,250,000
Warrant liabilities	81,885,000	130,037,500
Total Liabilities	124,367,312	170,481,083

Commitments and Contingencies (see Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 102,139,625 and 97,576,511 shares at redemption value at June 30, 2021 and December 31, 2020, respectively.	1,021,396,250	975,785,963
Permanent Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 12,860,375 and 17,423,489 shares issued and outstanding (excluding 102,139,625 and 97,576,511 shares subject to possible redemption) at redemption value at June 30, 2021 and December 31, 2020 respectively.	1,286	1,742
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020.	2,875	2,875
Additional paid-in capital	33,503,682	79,113,513
Accumulated deficit	(28,507,833)	(74,118,124)
Total Permanent Equity	5,000,010	5,000,006
Total Liabilities, Temporary Equity and Permanent Equity	$1,150,763,572	$1,151,267,052

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$2,149,889	$2,599,244
Loss from operations	(2,149,889)	(2,599,244)

Other income:
Interest earned on marketable securities held in Trust Account	28,675	57,035
Change in fair value of warrant liabilities	22,657,500	48,152,500
Total other income	22,686,175	48,209,535

Net income	$20,536,286	$45,610,291

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	100,081,390	98,835,870

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$—	$—

Basic weighted average shares outstanding, Non-redeemable ordinary shares	43,668,610	44,914,130

Basic net income per share, Non-redeemable ordinary shares	$0.47	$1.01

Diluted weighted average shares outstanding, Non-redeemable ordinary shares	43,668,610	46,118,610

Diluted net income per share, Non-redeemable ordinary shares	$0.47	$(0.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – December 31, 2020	17,423,489	$1,742	28,750,000	$2,875	$79,113,513	$(74,118,124)	$5,000,006	97,576,511	$975,785,963

Class A ordinary shares subject to possible redemption	(2,504,879)	(250)	—	—	(25,073,757)	—	(25,074,007)	2,504,879	25,074,007

Net income	—	—	—	—	—	25,074,005	25,074,005	—	—

Balance – March 31, 2021	14,918,610	$1,492	28,750,000	$2,875	$54,039,756	$(49,044,119)	$5,000,004	100,081,390	$1,000,859,970

Change in value of ordinary share subject to redemption	(2,058,235)	(206)			(20,536,074)		(20,536,280)	2,058,235	20,536,280

Net income	—	—	—	—	—	20,536,286	20,536,286	—	—

Balance – June 30, 2021	12,860,375	$1,286	28,750,000	$2,875	$33,503,682	$(28,507,833)	$5,000,010	102,139,625	$1,021,396,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$45,610,291
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(57,035)
Change in fair value of warrant liabilities	(48,152,500)
Changes in operating assets and liabilities:
Prepaid expenses	217,287
Accrued expenses	1,720,932
Net cash used in operating activities	(661,025)

Cash Flows from Financing Activities:
Advances from related party	322,797
Repayment of advances from related party	(5,000)
Net cash provided by financing activities	317,797

Net Change in Cash	(343,228)
Cash - Beginning	366,309
Cash - Ending	$23,081

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$45,610,287

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense on the statement of operations for the period ended December 31, 2020, in the as this amount related to the warrants recognized as liabilities.

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

June 30, 2021

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

June 30, 2021

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $23,081 in its operating bank accounts, $1,150,081,613 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,550,353. At June 30, 2021, approximately $81,613 of the amount on deposit in the Trust Account represented cumulative interest income, which is available to pay the Company’s tax obligations.

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

June 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on June 22, 2021. The interim results for the three or six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the money market fund were invested primarily in U.S. Treasury securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants were recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statements of operations.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$25,469	$50,658
Net income attributable to Class A ordinary shares subject to possible redemption	$25,469	$50,658
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	100,081,390	98,835,870
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Income minus Net Earnings - Basic
Net Income	$20,536,286	$45,610,291
Less: Net income attributable to Class A ordinary shares subject to possible redemption	(25,469)	(50,658)
Non-Redeemable Net Income - Basic	$20,510,817	$45,559,633
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic weighted average shares outstanding, Non-redeemable ordinary shares	43,668,610	44,914,130
Basic net income per share, Non-redeemable ordinary shares	$0.47	$1.01

Numerator: Net Income (loss) minus Net Earnings - Diluted
Non-Redeemable Net Income - Basic	$20,510,817	$45,559,633
Less: Change in fair value of derivative liability	—	(48,152,500)
Non-Redeemable Net Income (Loss) - Diluted	$20,510,817	$(2,592,867)

Denominator: Weighted Average Non-Redeemable ordinary shares (1)
Diluted weighted average shares outstanding, Non-redeemable ordinary shares	43,668,610	46,118,610
Diluted net income per share, Non-redeemable ordinary shares	$0.47	$(0.06)

For the six months ended June 30, 2021,  diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $11.86 and the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 39,750,000 Class A ordinary shares. For the six months ended June 30, 2021, 1,204,480 incremental shares were included in the diluted earnings per share calculation.  For the three months ended June 30, 2021, the Company has not considered the effect of Public Warrants and Private Placement Warrants to purchase an aggregate of 39,750,000 Class A ordinary shares in the calculation of diluted income per share, since the average share price of the Company’s Class A ordinary shares for the period was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At June 30, 2021, a total of $85,000 of administrative support services is included in accrued expenses in the accompanying balance sheets.

Advance from Related Party

Through June 30, 2021, the Sponsor paid for certain offering and other administrative costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. At June 30, 2021 and December 31, 2020, advances amounting to $322,797 and $5,000, respectively, were outstanding.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $500,000. The aggregate outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 14, 2020. Borrowings under the Promissory Note are no longer available.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Financial Advisory Fee

The underwriters agreed to reimburse the Company for an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, of which $2,000,000 was paid to Connaught (UK) Limited (“Connaught”) upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, of which $8,050,000 will be paid to Connaught upon the closing of the Business Combination.

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

NOTE 7. TEMPORARY EQUITY AND PERMANENT EQUITY

Preferred Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 12,860,375 and 17,423,489 Class A ordinary shares issued and outstanding, respectively, excluding 102,139,625 and 97,576,511, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At each June 30, 2021 and December 31, 2020, there was 28,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account(1)	1	$1,150,081,613	$1,150,024,578
Liabilities:
Public Warrants(2)	1	59,225,000	94,012,500
Private Placement Warrants(2)	2	$22,660,000	$36,025,000
(1)	The fair value of the marketable securities held in trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOF.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of June 30, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $59.2 million and $22.7 million, respectively, based on a fair value of $2.06 per warrant.

As of December 31, 2020, the aggregate values of the Public Warrants and Private Placement Warrants were $94.0 million and $36.0 million, respectively, based on fair values of $3.27 and $3.275, respectively, per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$94,012,500	$36,025,000	$130,037,500
Change in valuation inputs or other assumptions(1)(2)	(34,787,500)	(13,365,000)	(48,152,500)
Fair value as of June 30, 2021	$59,225,000	$22,660,000	$81,885,000
(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the statements of operations.
(2)	There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Amendment No. 1 to the Company’s Annual Report as amended on Form 10-K/A filed with the SEC on June 22, 2021 and in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize in other income (expense) (a) non-cash gains and losses within related to changes in recurring fair value measurement of our warrant liabilities at each reporting period and (b) transaction costs allocated to the warrant liabilities.

For the three months ended June 30, 2021, we had net income of $20,536,286, which consists of change in fair value of warrant liabilities of $22,657,500, interest income on marketable securities held in the Trust Account of $28,675, offset by general and administrative expenses of $2,149,889.

For the six months ended June 30, 2021, we had net income of $45,610,291, which consists of change in fair value of warrant liabilities of $48,152,500, interest income on marketable securities held in the Trust Account of $57,035, offset by general and administrative expenses of $2,599,244.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $1,150,000,000 was placed in the Trust Account and we had $1,584,406 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $60,816,147 in transaction costs, including $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense in the statements of operations as this amount related to the warrants recognized as liabilities.

For the six months ended June 30, 2021, net cash used in operating activities was $661,025, consisting of net income of $45,610,291 offset by change in fair value of warrants of $48,152,500, and interest earned on marketable securities held in the Trust Account and not available for operations of $57,035. Changes in operating assets and liabilities provided $1,938,219 of cash from operating activities.

At June 30, 2021 and December 31, 2020, we had investments held in the Trust Account of $1,150,081,613 and $1,150,024,578, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021 and December 31, 2020, we had cash of $23,081 and $366,309, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters agreed to reimburse us for an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, of which $2,000,000 was paid to Connaught (UK) Limited (“Connaught”) upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, of which $8,050,000 will be paid to Connaught upon the closing of the Business Combination.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Due solely to the events that led to the restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” our Annual Report as amended on Form 10-K/A filed with the SEC on June 22, 2021.

Changes in Internal Control Over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

●	we have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions; and
●	we are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

While we took certain actions to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: August 16, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)