Form 10-Q
period 2021-09-30
Social Capital Hedosophia Holdings Corp. VI
filed 2021-11-19
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ◻

As of November 18, 2021, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Condensed Financial Statements
Condensed Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	1
Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 10, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Temporary Equity and Permanent Deficit Equity for the three and nine months ended September 30, 2021 and for the period from July 10, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from July 10, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$124,283	$366,309
Prepaid expenses	512,515	876,165
Total Current Assets	636,798	1,242,474

Marketable securities held in Trust Account	1,150,110,605	1,150,024,578
Total Assets	$1,150,747,403	$1,151,267,052

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,819,775	$188,583
Advances from related party	—	5,000
Promissory note - related party	662,500	—
Total Current Liabilities	2,482,275	193,583

Deferred underwriting fee payable	40,250,000	40,250,000
Warrant liabilities	74,332,500	130,037,500
Total Liabilities	117,064,775	170,481,083

Commitments and Contingencies (see Note 7)
Temporary Equity
Class A ordinary shares subject to possible redemption, 115,000,000 shares at redemption value at September 30, 2021 and December 31, 2020	1,150,110,605	1,150,024,578
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 115,000,000, issued, outstanding and reported in Temporary Equity	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020.	2,875	2,875
Additional paid-in capital	—	—
Accumulated deficit	(116,430,852)	(169,241,484)
Total Permanent Deficit	(116,427,977)	(169,238,609)
Total Liabilities, Temporary Equity and Permanent Deficit	$1,150,747,403	$1,151,267,052

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from July 10,
			2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$295,124	$2,894,368	$5,000
Loss from operations	(295,124)	(2,894,368)	(5,000)

Other income:
Change in fair value of warrants liabilities	7,552,500	55,705,000	—
Interest earned on marketable securities held in Trust Account	28,992	86,027	—
Total other income	7,581,492	55,791,027	—

Net income (loss)	$7,286,368	$52,896,659	$(5,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	115,000,000	115,000,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.37	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	28,750,000	28,750,000	25,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.37	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – December 31, 2020 (as restated)	—	$—	28,750,000	$2,875	$—	$(169,241,484)	$(169,238,609)	115,000,000	$1,150,024,578

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(28,360)	(28,360)	—	28,360

Net income	—	—	—	—	—	25,074,005	25,074,005	—	—

Balance – March 31, 2021 (as restated)	—	$—	28,750,000	$2,875	$—	$(144,195,839)	$(144,192,964)	115,000,000	$1,150,052,938

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(28,675)	(28,675)	—	28,675

Net income	—	—	—	—	—	20,536,286	20,536,286	—	—

Balance – June 30, 2021 (as restated)	—	$—	28,750,000	$2,875	$—	$(123,688,228)	$(123,685,353)	115,000,000	$1,150,081,613

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(28,992)	(28,992)	—	28,992

Net income	—	—	—	—	—	7,286,368	7,286,368	—	—

Balance – September 30, 2021	—	$—	28,750,000	$2,875	$—	$(116,430,852)	(116,427,977)	115,000,000	$1,150,110,605

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	28,750,000	2,875	22,125	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	—	$—	28,750,000	$2,875	$22,125	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from July 10,
	Nine months	2020 (inception)
	Ended	through
	September 30,	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$52,896,659	$(5,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(86,027)	—
Change in fair value of private warrants liabilities	(55,705,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	363,650	—
Accounts payable and accrued expenses	1,631,192	—
Net cash used in operating activities	(899,526)	(5,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Advances from related party	545,903	5,000
Repayment of advances from related party	(550,903)	—
Proceeds from promissory note – related party	662,500	500,000
Payment of offering costs	—	(399,360)
Net cash provided by financing activities	657,500	130,640

Net Change in Cash	(242,026)	125,640
Cash – Beginning of period	366,309	—
Cash – End of period	$124,283	$125,640

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$41,600
Change in value of Class A ordinary share subject to possible redemption	$86,027	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense on the statement of operations for the period ended December 31, 2020, as this amount is related to the warrants recognized as liabilities.

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

September 30, 2021

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

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 following any related share redemptions and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares held by it in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

September 30, 2021

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $124,283 in its operating bank accounts, $1,150,110,605 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,845,477. At September 30, 2021, approximately $111,000 of the amount on deposit in the Trust Account represented cumulative interest income, and which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On September 30, 2021, the Company issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of September 30, 2021, there was $662,500 outstanding under the Promissory Note.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise such additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company.  In accordance with the SEC and its staff’s guidance on redeemable equity instruments, Accounting Standards Codification (“ASC”) 480, paragraph 10-99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.  The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, thus recording a portion of the Class A ordinary shares as permanent equity. The restatement resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statement is reflected in the following table.

	As Previously	Restatement
Balance Sheet as of October 14, 2020 (audited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$1,047,652,100	$102,347,900	$1,150,000,000
Class A ordinary shares	$1,023	$(1,023)	$—
Additional paid-in capital	$7,248,095	$(7,248,095)	$—
Accumulated deficit	$(2,251,990)	$(95,098,782)	$(97,350,772)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(102,347,900)	$(97,347,897)

Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$975,785,963	$174,238,615	$1,150,024,578
Class A ordinary shares	$1,742	$(1,742)	$—
Additional paid-in capital	$79,113,513	$(79,113,513)	$—
Accumulated deficit	$(74,118,124)	$(95,123,360)	$(169,241,484)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(174,238,615)	$(169,238,609)

Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$1,000,859,970	$149,192,968	$1,150,052,938
Class A ordinary shares	$1,492	$(1,492)	$—
Additional paid-in capital	$54,039,756	$(54,039,756)	$—
Accumulated deficit	$(49,044,119)	$(95,151,720)	$(144,195,839)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(149,192,968)	$(144,192,964)

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$1,021,396,250	$128,685,363	$1,150,081,613
Class A ordinary shares	$1,286	$(1,286)	$—
Additional paid-in capital	$33,503,682	$(33,503,682)	$—
Accumulated deficit	$(28,507,833)	$(95,180,395)	$(123,688,228)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(128,685,363)	$(123,685,353)

Statement of Operations for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	104,765,210	(104,765,210)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	31,269,044	(31,269,044)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(2.37)	$2.37	$—
Weighted average shares outstanding of Class A ordinary shares	—	29,080,460	29,080,460
Basic and diluted net income per share, Class A ordinary shares	$—	$(1.33)	$(1.33)
Weighted average shares outstanding of Class B ordinary shares	—	26,681,034	26,681,034
Basic and diluted income per share, Class B ordinary shares	$—	$(1.33)	$(1.33)
Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	97,576,511	(97,576,511)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	46,173,489	(46,173,489)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$0.54	$(0.54)	$—
Weighted average shares outstanding of Class A ordinary shares	—	115,000,000	115,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.17	$0.17
Weighted average shares outstanding of Class B ordinary shares	—	28,750,000	28,750,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$0.17	$0.17

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	100,081,390	(100,081,390)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	43,668,610	(43,668,610)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$0.47	$(0.47)	$—
Weighted average shares outstanding of Class A ordinary shares	—	115,000,000	115,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.14	$0.14
Weighted average shares outstanding of Class B ordinary shares	—	28,750,000	28,750,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$0.14	$0.14

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	98,835,870	(98,835,870)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	44,914,130	(44,914,130)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$1.01	$(1.01)	$—
Weighted average shares outstanding of Class A ordinary shares	—	115,000,000	115,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.32	$0.32
Weighted average shares outstanding of Class B ordinary shares	—	28,750,000	28,750,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$0.32	$0.32

Statement of Changes in Temporary Equity and Permanent Equity for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Issuance of Class A ordinary shares in Initial Public Offering	$1,049,082,093	$(1,049,082,093)	$—
Class A ordinary shares subject to possible redemption	$(975,785,963)	$975,785,963	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(100,942,485)	$(100,942,485)
Total shareholders’ equity (deficit)	$5,000,006	$(174,238,615)	$(169,238,609)

Statement of Changes in Temporary Equity and Permanent Equity for the Three Months Ended March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$(25,074,007)	$25,074,007	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(28,360)	$(28,360)
Total shareholders’ equity (deficit)	$5,000,004	$(149,192,968)	$(144,192,964)

Statement of Changes in Temporary Equity and Permanent Equity for the Three Months Ended June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$(20,536,280)	$20,536,280	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(28,675)	$(28,675)
Total shareholders’ equity (deficit)	$5,000,010	$(128,685,363)	$(123,685,353)

Statement of Cash Flows for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$1,047,652,100	$102,347,900	$1,150,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(71,866,137)	$(71,890,715)	$24,578

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$25,074,006	$(25,021,068)	$52,938

Statement of Cash Flows for the Three Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$45,610,287	$(45,528,674)	$81,613

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on June 22, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

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

The Company currently anticipates that it will lose its “emerging growth company” status as of the end of the year ended December 31, 2021 based on being deemed a large accelerated filer as of December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in the money market funds which were invested primarily in U.S. Treasury securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary share subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (collectively, the "Warrants')  in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,150,000,000
Less:
Proceeds allocated to Public Warrants	(42,348,750)
Class A ordinary shares issuance costs	(58,569,157)
Plus:
Accretion of carrying value to redemption value	100,942,485

Class A ordinary shares subject to possible redemption, December 31, 2020	1,150,024,578
Plus:
Accretion of carrying value to redemption value	86,027

Class A ordinary shares subject to possible redemption, September 30, 2021	$1,150,110,605

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security “CARES” Act was signed into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statements of operations.

Net Income (Loss) Per Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating net income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 39,750,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months		Nine Months
	Ended		Ended		For the Period from July 10,
	September 30,		September 30,		2020 (Inception) Through
	2021		2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss) evenly to Class A and Class B ordinary shares, as adjusted	$5,829,094	$1,457,274	$42,317,327	$10,579,332	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	115,000,000	28,750,000	115,000,000	28,750,000	—	25,000,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.37	$0.37	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 115,000,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 15,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 11,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $22,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 10, 2020, the Company issued one ordinary share to the Sponsor for no consideration. On July 16, 2020, the Company cancelled the one share issued in July 2020 and the Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000. On September 17, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 28,750,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares will automatically convert into Class A ordinary shares at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 9.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, in fees for these services. At September 30, 2021 and December 31, 2020, a total of $115,000 and $25,000 of administrative support services were included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

Advance from Related Party

Through September 30, 2021, the Sponsor paid for certain offering and other administrative costs on behalf of the Company. The advances are non-interest bearing and due on demand. At September 30, 2021 there were no advances outstanding. At December 31, 2020, advances amounting to $5,000 were outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Sponsor Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Sponsor Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The Sponsor Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $500,000. The aggregate outstanding balance under the Sponsor Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 14, 2020. Borrowings under the Sponsor Promissory Note are no longer available.

On September 30, 2021, the Company issued the Promissory Note to the Sponsor for an aggregate amount of up to $2,500,000. The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of September 30, 2021, there was $662,500 outstanding under the Promissory Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note.), loan the Company additional funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $2.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Restricted Stock Unit Award

In December 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Ms. Sarah Leary, the Company granted 100,000 restricted stock units (“RSUs”) to Ms. Leary, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such initial Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date we select in the year following the year in which such Business Combination occurs.

NOTE 8. TEMPORARY EQUITY AND PERMANENT DEFICIT

Preferred Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no Class A ordinary shares issued and outstanding, excluding 115,000,000 shares presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At each September 30, 2021 and December 31, 2020, there was 28,750,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, there were 28,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

September 30, 2021

(Unaudited)

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

September 30, 2021

(Unaudited)

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

As of September 30, 2021 and December 31, 2020, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and (ii) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account(1)	1	$1,150,110,605	$1,150,024,578
Liabilities:
Public Warrants(2)	1	53,762,500	94,012,500
Private Placement Warrants(2)	2	$20,570,000	$36,025,000
(1)	The fair value of the marketable securities held in trust account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOF.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of September 30, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $53.8 million and $20.6 million, respectively, based on a fair value of $1.87 per warrant.

As of December 31, 2020, the aggregate values of the Public Warrants and Private Placement Warrants were $94.0 million and $36.0 million, respectively, based on fair values of $3.27 and $3.275, respectively, per warrant.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review and other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In October 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated October 6, 2021, between the Company and Ms. Rao, the Company granted 100,000 restricted stock units (“RSUs”) to Ms. Rao, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such initial Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date we select in the year following the year in which such Business Combination occurs.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on June 22, 2021 and in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception  for the three and nine months ended September 30, 2021 related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of $7,286,368, which consists of the change in fair value of warrant liabilities of $7,552,500, interest income on marketable securities held in the Trust Account of $28,992, offset by general and administrative expenses of $295,124.

For the nine months ended September 30, 2021, we had net income of $52,896,659, which consists of the change in fair value of warrant liabilities of $55,705,000, interest income on marketable securities held in the Trust Account of $86,027, offset by general and administrative expenses of $2,894,368.

For the period from July 10, 2020 (inception) through September 30, 2020, we had net loss of $5,000, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $899,526, consisting of net income of $52,896,659 offset by a change in fair value of warrant liabilities of $55,705,000, and interest earned on marketable securities held in the Trust Account of $86,027. Changes in operating assets and liabilities provided $1,994,842 of cash from operating activities.

For the period from July 10, 2020 (inception) through September 30, 2020, net cash used in operating activities was $5,000, consisting of the net loss of $5,000.

At September 30, 2021 and December 31, 2020, we had investments held in the Trust Account of $1,150,110,605 and $1,150,024,578, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account, to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021 and December 31, 2020, we had cash of $124,283 and $366,309, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On September 30, 2021, the Company issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of September 30, 2021, there was $662,500 outstanding under the Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Liquidity and Going Concern

We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S.

generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report as amended on Form 10 K/A filed with the SEC on June 22, 2021. There have been no material changes in our risk factors since such filing, except for the following:

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant
10.1*	Promissory Note, dated September 30, 2021, issued to SCH Sponsor IV LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 14, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: November 18, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)