Form 10-K/A
period 2020-12-31
Social Capital Hedosophia Holdings Corp. VI
filed 2022-01-18
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39607

Social Capital Hedosophia Holdings Corp. VI

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1547322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
317 University Ave, Suite 200 Palo Alto, CA (Address of Principal Executive Offices)	94301 (Zip Code)

(650) 521-9007

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	IPOF.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	IPOF	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	IPOF WS	New York Stock Exchange

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

As of March 30, 2021, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Social Capital Hedosophia Holdings Corp. VI. (the “Company”) is filing this Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Initial Filing”), as amended on June 22, 2021 (the Initial Filing, as amended, the “Prior Filing”) to restate its financial statements as of and for the period from July 10, 2020 (inception) through December 31, 2020 included in the Prior Filing (the “Prior Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management reevaluated the classification of its Class A ordinary shares and concluded that it is appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect all 115,000,000 Class A ordinary shares issued to the public in connection with the Company’s initial public offering (the “Public Shares”) as temporary equity. The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value of such shares, while also taking into consideration the requirement in the Company’s amended and restated memorandum and articles of association that redemptions cannot result in net tangible assets falling below $5,000,001 (the “Minimum Net Tangible Assets Requirement”). The Company had therefore recorded a portion of the Public Shares as permanent equity. Upon further evaluation, the Company has determined that the Public Shares include certain redemption features that are not solely within the control of the Company. Under Accounting Standards Codification (“ASC”) 480-10-S99-3A, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified as temporary equity, regardless of the Minimum Net Tangible Assets Requirement.

Therefore, on November 22, 2021, the Company’s management and audit committee of the board of directors concluded that the Company’s previously issued financial statements include in the Company’s Initial Audit as of October 14, 2020, as well as the Company’s December 31, 2020 financial statements included in the Prior Filing and interim financial statements included in Form 10-Q for quarters ended March 31, 2021 and June 30, 2021 should be restated to report all Public Shares as temporary equity. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between shares subject to redemption and those that are not subject to redemption. Considering such restatement, such financial statements, as well as the relevant portions of any communication which describes or are based on the financial statements, should no longer be relied upon. There has been no change in the Company’s total assets, liabilities or operating results as a result of such restatement.

The restated financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020 are included herein and the restated financial statements as of March 31, 2021 and June 30, 2021 have been included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 19, 2021.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Part I – Item 1A. Risk Factors, Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II – Item 8. Financial Statements and Supplementary Data and Part II – Item 9A. Controls and Procedures have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2,) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Prior Filing (and the Prior Filing did not amend, update or change any items or disclosure contained in the Initial Filing other than as described therein), and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the Initial Filing’s filing date on March 30, 2021 or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Initial Filing, the Prior Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Prior Filing.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and
●	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share,

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and

●	government appropriation of assets.

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

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for advertising revenue;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

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

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

In connection with the preparation of the Company’s financial statements, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

In connection with the preparation of the Company’s financial statements, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described herein).

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

Item 1.B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 317 University Ave, Suite 200, Palo Alto, CA 94301. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

None.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

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

(b)Holders

As of March 26, 2021, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary share, and two holders of record of our redeemable warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Item 6.Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Social Capital Hedosophia Holdings Corp. VI. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatements, described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements,” no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Initial Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.Financial Statements and Supplementary Data

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Social Capital Hedosophia Holdings Corp. VI

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Social Capital Hedosophia Holdings Corp. VI. (the “Company”) as of December 31, 2020, the related statements of operations, changes in temporary equity and permanent deficit and cash flows for the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 29, 2021, except for the effects of the restatement disclosed in Notes 2, 3 and 9 – Amendment 1, as to which the date is June 22, 2021 and Notes 2, 3 and 8 – Amendment 2, as to which the date is January 14, 2022.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

BALANCE SHEET

DECEMBER 31, 2020

(As Restated – see Note 2)

ASSETS
Current Assets
Cash	$366,309
Prepaid expenses	876,165
Total Current Assets	1,242,474

Marketable securities held in Trust Account	1,150,024,578
Total Assets	$1,151,267,052

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accrued expenses	$188,583
Advance from related party	5,000
Total Current Liabilities	193,583

Deferred underwriting fee payable	40,250,000
Warrant liabilities	130,037,500
Total Liabilities	170,481,083

Commitments and Contingencies (see Note 7)
Temporary Equity
Class A ordinary shares subject to possible redemption, 115,000,000 shares at redemption value	1,150,024,578
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 shares issued and outstanding (excluding 115,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding	2,875
Additional paid-in capital	—
Accumulated deficit	(169,241,484)
Total Permanent Deficit	(169,238,609)
Total Liabilities, Temporary Equity and Permanent Deficit	$1,151,267,052

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

Formation and operational costs	$409,962
Loss from operations	(409,962)

Other income (expense):
Interest earned on marketable securities held in Trust Account	24,578
Transaction costs allocated to warrant liabilities	(2,246,990)
Change in fair value of warrant liabilities	(71,485,750)
Other expense, net	(73,708,162)
Net loss	$(74,118,124)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	29,080,460

Basic and diluted net loss per share, Class A ordinary shares	$(1.33)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	26,681,034

Basic and diluted net loss per share, Class B ordinary shares	$(1.33)

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENT OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated- see Note 2)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – July 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—	—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	28,750,000	2,875	22,125	—	25,000	—	—

Issuance of Class A ordinary shares in Initial Public Offering	—	—	—	—	—	—	—	115,000,000	1,049,082,093

Excess cash received over the fair value of the Private Placement Warrants	—	—	—	—	5,797,000	—	5,797,000	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,819,125)	(95,123,360)	(100,942,485)	—	100,942,485

Net loss	—	—	—	—	—	(74,118,124)	(74,118,124)	—	—

Balance – December 31, 2020	—	$—	28,750,000	$2,875	$—	$(169,241,484)	$(169,238,609)	115,000,000	$1,150,024,578

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

Cash Flows from Operating Activities:
Net loss	$(74,118,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(24,578)
Transaction costs allocated to warrant liabilities	2,246,990
Change in fair value of warrant liabilities	71,485,750
Changes in operating assets and liabilities:
Prepaid expenses	(876,165)
Accrued expenses	188,583
Net cash used in operating activities	(1,097,544)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,150,000,000)
Net cash used in investing activities	(1,150,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	1,130,000,000
Proceeds from sale of Private Placement Warrants	22,000,000
Advances from related party	5,000
Proceeds from promissory note – related party	500,000
Repayment of promissory note – related party	(500,000)
Payment of offering costs and costs allocated to warrant liabilities	(566,147)
Net cash provided by financing activities	1,151,463,853

Net Change in Cash	366,309
Cash – Beginning	—
Cash – Ending	$366,309

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$1,150,000,000
Accretion for Class A ordinary shares to redemption amount	$(24,578)
Initial measurement of Private Placement and Public Warrants	$58,551,750
Deferred underwriting fee payable	$40,250,000

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

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense in the Statement of Operations for the period from July 10, 2020 (inception) through December 31, 2020 as this amount related to the warrants recognized as liabilities and further described in Note 2.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment 1

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

After further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the Statement of Operations in the period of change.

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

Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment with the Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Statement of Changes in Temporary Equity and Permanent Deficit to reflect this presentation change.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of December 31, 2020, and for the periods, indicated:

	As Previously		As Previously
	Reported	Adjustment	Restated

Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$130,037,500	$130,037,500
Total liabilities	40,443,583	130,037,500	170,481,083
Class A ordinary shares subject to possible redemption	1,105,823,463	(130,037,500)	975,785,963
Class A ordinary shares	442	1,300	1,742
Additional paid-in capital	5,382,073	73,731,440	79,113,513
Accumulated deficit	(385,384)	(73,732,740)	(74,118,124)
Total permanent equity	$5,000,006	$—	$5,000,006

Statement of Operations for the Period From July 10, 2020 (Inception) through December 31, 2020
Transaction costs allocated to warrant liabilities	$—	$(2,246,990)	$(2,246,990)
Change in fair value of warrant liabilities	—	(71,485,750)	(71,485,750)
Other income (expense), net	24,578	(73,732,740)	(73,708,162)
Net loss	(385,384)	(73,732,740)	(74,118,124)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	110,620,385	(5,855,175)	104,765,210
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	28,644,310	2,624,734	31,269,044
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.01)	$(2.36)	$(2.37)

Statement of Cash Flows for the Period From July 10, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(385,384)	$(73,732,740)	$(74,118,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	2,246,990	2,246,990
Change in fair value of warrant liabilities	—	71,485,750	71,485,750
Non-Cash Investing and Financing Activities:
Initial measurement of Private Placement and Public Warrants	$—	$58,551,750	$58,551,750
Initial classification of Class A ordinary shares subject to possible redemption	1,106,203,850	(58,551,750)	1,047,652,100
Change in value of Class A ordinary shares subject to possible redemption	(380,387)	(71,485,750)	(71,866,137)

Amendment 2

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management reevaluated the classification of its Class A ordinary shares and concluded that it is appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect all 115,000,000 Public Shares as temporary equity. The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value of such shares, while also taking into consideration the requirement in the Company’s amended and restated memorandum and articles of association that redemptions cannot result in net tangible assets falling below $5,000,001(the “Minimum Net Tangible Assets Requirement”). The Company had therefore recorded a portion of the Public Shares as permanent equity. Upon further evaluation, the Company has determined that the Public Shares include certain redemption features that are not solely within the control of the Company. Under Accounting Standards Codification (“ASC”) 480-10-S99, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Company require ordinary shares subject to redemption to be classified as temporary equity, regardless of the Minimum Net Tangible Assets Requirement.

In connection with the change in presentation for the Class A ordinary share subject to possible redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously
	Restated	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$975,785,963	$174,238,615	$1,150,024,578
Class A ordinary shares	$1,742	$(1,742)	$—
Additional paid-in capital	$79,113,513	$(79,113,513)	$—
Accumulated deficit	$(74,118,124)	$(95,123,360)	$(169,241,484)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(174,238,615)	$(169,238,609)
Number of shares subject to redemption	97,576,511	17,423,489	115,000,000

Statement of Operations for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	104,765,210	(104,765,210)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	31,269,044	(31,269,044)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(2.37)	$2.37	$—
Weighted average shares outstanding of Class A ordinary shares	—	29,080,460	29,080,460
Basic and diluted net income (loss) per share, Class A ordinary shares	$—	$(1.33)	$(1.33)
Weighted average shares outstanding of Class B ordinary shares	—	26,681,034	26,681,034
Basic and diluted income (loss) per share, Class B ordinary shares	$—	$(1.33)	$(1.33)

Statement of Changes in Temporary Equity and Permanent Deficit for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Issuance of Class A ordinary shares in Initial Public Offering	$1,049,082,093	$(1,049,082,093)	$—
Class A ordinary shares subject to possible redemption	$(975,785,963)	$975,785,963	$—
Accretion for Class A ordinary share subject to redemption amount	$—	$(100,942,485)	$(100,942,485)
Total shareholders’ equity (deficit)	$5,000,006	$(174,238,615)	$(169,238,609)

Statement of Cash Flows for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$1,047,652,100	$102,347,900	$1,150,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(71,866,137)	$71,866,137	$—
Accretion for ordinary share subject to redemption amount	$—	$24,578	$24,578

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs Associated with the Initial Public Offering (Restated, see Note 2 – Amendment 2)

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Ordinary share and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. Those costs were allocated on a relative fair value basis with the portion of the offering costs allocated to the Distributable Redeemable Warrants being charged to expense and the portion of the offering costs assigned to the Public Shares initially being charged against temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $60,816,147, which consists of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs, of which $2,246,990 was charged to expense and $58,569,157 was charged to temporary equity.

Warrant Liabilities (Restated)

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

Class A Ordinary Shares Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’, or permanent equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2020, the Class A ordinary shares, classified as temporary equity reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$1,150,000,000
Less:
Proceeds allocated to Public Warrants	(42,348,750)
Class A ordinary shares issuance costs	(58,569,157)
Plus:
Accretion of carrying value to redemption value	100,942,485
Class A ordinary shares subject to possible redemption, December 31, 2020	$1,150,024,578

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Components of Equity

Upon the Initial Public Offering, the Company issued Class A Ordinary shares and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $58,551,750 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $58,569,157 to the Class A Ordinary shares. All of the 115,000,000 Class A Ordinary shares are presented within temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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

Net Income (Loss) Per Share (Restated, see Note 2 – Amendment 2)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	For the Period from July 10, 2020
	(Inception) Through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(38,653,719)	$(35,464,405)
Denominator:
Basic and diluted weighted average shares outstanding	29,080,460	26,681,034
Basic and diluted net loss per ordinary share	$(1.33)	$(1.33)

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

NOTE 8. TEMPORARY EQUITY AND PERMANENT DEFICIT (Restated, see Note 2 – Amendment 2)

Preferred Shares  —   The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 115,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there was 28,750,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020
Assets:
Marketable securities held in Trust Account(1)	1	$1,150,024,578
Liabilities:
Private Placement Warrants(2)	2	$36,025,000
Public Warrants(2)	1	94,012,500

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

October 14,
2020
(Initial
Inputs	Measurement)
Risk-free interest rate	0.4%
Expected term (years)	6.00
Expected volatility	21.0%
Exercise price	$11.50
Fair value of Units	$10.00

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be six years, as the Warrants expire five years after the completion of the initial Business Combination which is assumed to be October 14, 2021.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The fair value of the Units, which each consist of one Class A ordinary share and one-fourth of one Public Warrant, represents the Unit price as the measurement date was prior to trading date.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 10, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K – Amendment No. 2 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K – Amendment No. 2 had not yet been identified. Due to the events that led to the restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A – Amendment No. 2 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints

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

Compensation Committee

The members of our compensation committee are Mr. Costolo and Ms. Leary. Mr. Costolo serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Costolo and Ms. Leary. Mr. Costolo serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of		Percentage of
		Class A		Issued
		Issued and		and
		Outstanding		Outstanding
	Beneficially	Ordinary	Beneficially	Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (2)
SCH Sponsor VI LLC (our Sponsor)(3)	—	—	28,750,000	20.0%
Chamath Palihapitiya (3)	—	—	28,750,000	20.0%
Ian Osborne (3)	—	—	28,750,000	20.0%
Steven Trieu	—	—	—	—
Simon Williams	—	—	—	—
Richard Costolo	—	—	—	—
Sarah Leary	—	—	—	—
Empyrean Capital Partners, LP (4)	6,221,647	5.4%	—	—
All directors, officers and directors as a group (6 individuals)	—	—	28,750,000	20.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Capital Hedosophia Holdings Corp. VI, 317 University Ave, Suite 200, Palo Alto, CA 94301.
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

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.Principal Accounting Fees and Services.

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

PART IV.

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated October 8, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other party thereto.
10.2(3)	Letter Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.3(1)	Investment Management Trust Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4(1)	Registration Rights Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.5(1)	Administrative Services Agreement, dated October 8, 2020, between the Company and Social Capital Holdings, Inc.
10.6(1)	Sponsor Warrants Purchase Agreement, dated October 8, 2020, between the Company and the Sponsor.
10.7(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Chamath Palihapitiya.
10.8(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Ian Osborne.
10.9(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Richard Costolo.
10.10(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Steven Trieu.
10.11(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Simon Williams.
10.12(3)	Indemnity Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.13(3)	Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Sarah Leary.
14.01(2)	Code of Ethics and Business Conduct of Social Capital Hedosophia Holdings Corp. VI.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2020.
(2)	Incorporated by reference to the Initial 10-K filed on March 30, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2020.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: January 14, 2022	/s/ Chamath Palihapitiya
	By:	Chamath Palihapitiya
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	January 14, 2022

/s/ Ian Osborne
Name:	Ian Osborne
Title:	President and Director
Date:	January 14, 2022

/s/ James Ryans
Name:	James Ryans
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	January 14, 2022

/s/ Richard Costolo
Name:	Richard Costolo
Title:	Director
Date:	January 14, 2022

/s/ Sarah Leary
Name:	Sarah Leary
Title:	Director
Date:	January 14, 2022

/s/ Varsha Rao
Name:	Varsha Rao
Title:	Director
Date:	January 14, 2022