Form 10-K
period 2021-12-31
Social Capital Hedosophia Holdings Corp. VI
filed 2022-03-01
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39607

Social Capital Hedosophia Holdings Corp. VI

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1547322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
506 Santa Cruz Avenue, Suite 300 Menlo Park, CA (Address of Principal Executive Offices)	94025 (Zip Code)

(650) 521-9007

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	IPOF.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	IPOF	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	IPOF WS	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was approximately $1,173,000,000.

As of February 25, 2022, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties, which are more fully described under “Item 1A. Risk Factors”, include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, including with respect to IPOD, HEGA, and the SCS SPACs (each as defined below);
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance;
●	our compliance with all laws, rules, regulations, and requirements that affect our business, including those related to us being a large accelerated filer and our obligations under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and
●	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Upon the closing of the Initial Public Offering and the Private Placement, $1,150.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of our initial Business Combination and (ii) the distribution of the funds in the Trust Account as described below.

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

We intend to effectuate a Business Combination using the proceeds from the Initial Public Offering and Private Placement, and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2021, related to our formation, matters related to our Initial Public Offering, and following the closing of the Initial Public Offering, matters related to an initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”).

We will provide the holders of the public shares (the “public shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a Business Combination or conduct a tender offer will be made by us. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, subject to the limitations described herein. The per-share amount to be distributed to the public shareholders who redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to our warrants.

We will have until October 14, 2022 to consummate a Business Combination, which date may be extended pursuant to our Amended and Restated Memorandum and Articles of Association (such period, as it may be extended, the “Combination Period”). However, if we have not completed a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the public shareholders will be entitled to receive a full pro rata interest in the Trust Account. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

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

Our search for a Business Combination, ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic and other events and the status of debt and equity markets. See “Item 1.A. Risk Factors  —  Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination —  Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.”

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including Social Capital Hedosophia Holdings Corp. IV (“IPOD”), Hedosophia European Growth (“HEGA”), and Social Capital Suvretta Holdings Corp. I (“DNAA”), Social Capital Suvretta Holdings Corp. II (“DNAB”), Social Capital Suvretta Holdings Corp. III (“DNAC”) and Social Capital Suvretta Holdings Corp. IV (“DNAD” and, collectively with DNAA, DNAB and DNAC, the “SCS SPACs”) which are described below under “—  Additional Disclosers,” may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under Cayman Islands law, none of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein. Members of our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. For more information, see “Item 10. Directors, Executive Officer and Corporate Governance.”

Our directors and officers presently have, and any or all of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1.A. Risk Factors  —  Risks Relating to Our Management Team and Conflicts of Interest — Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Additional Disclosures

Certain of our directors and each of our officers are or have been involved with other special purpose acquisition companies. Below is a summary of those special purpose acquisition companies sponsored by affiliates of our sponsor. For additional information, see “Part III — Item 10. Management.”

In May 2017, our founders, Chamath Palihapitiya and Ian Osborne founded Social Capital Hedosophia Holdings Corp. (“IPOA”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors, Mr. Osborne served as President and as a director of IPOA. IPOA completed its initial public offering in September 2017, in which it sold 69,000,000 units, each consisting of one IPOA Class A ordinary share and one-third of one redeemable warrant for one IPOA Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $690,000,000. In October 2019, IPOA consummated a merger with Virgin Galactic, a vertically-integrated aerospace company pioneering human spaceflight for private individuals and researchers. Virgin Galactic’s common stock currently trades on NYSE under the symbol “SPCE”.

In October 2019, Mr. Palihapitiya and Mr. Osborne founded Social Capital Hedosophia Holdings Corp. II (“IPOB”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne served as President and as a director of IPOB. IPOB completed its initial public offering in April 2020, in which it sold 41,400,000 units, each consisting of one IPOB Class A ordinary share and one-third of one redeemable warrant for one IPOB Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $414,000,000. In December 2020, IPOB consummated a merger with Opendoor Technologies Inc. (“Opendoor”), a leading digital platform for residential real estate. Opendoor’s common stock currently trades on The Nasdaq Global Select Market under the symbol “OPEN”.

In October 2019, Mr. Palihapitiya and Mr. Osborne founded Social Capital Hedosophia Holdings Corp. III (“IPOC”), a blank check company incorporated for the purposes of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne served as President and as a director of IPOC. IPOC completed its initial public offering in April 2020, in which it sold 82,800,000 units, each consisting of one IPOC Class A ordinary share and one-third of one redeemable warrant for one IPOC Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $828,000,000. In January 2021, IPOC consummated a merger with Clover Health Investments, Corp. (“Clover Health”), which operates next-generation Medicare Advantage plans. Clover Health’s common stock currently trades on The Nasdaq Global Select Market under the symbol “CLOV”.

In July 2020, Mr. Palihapitiya and Mr. Osborne founded Social Capital Hedosophia Holdings Corp. V (“IPOE”), a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya served as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne served as President and as a director of IPOE. IPOE completed its initial public offering in October 2020, in which it sold 80,500,000 units, each consisting of one IPOE Class A ordinary share and one-fourth of one redeemable warrant for one IPOE Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $805,000,000. In May 2021, IPOE consummated a merger with Social Finance, Inc. (“SoFi”), which operates a financial services platform. SoFi’s common stock currently trades on The Nasdaq Global Select Market under the symbol “SOFI”.

Additionally, in July 2020, Mr. Palihapitiya and Mr. Osborne founded IPOD, a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya serves as the Chief Executive Officer and Chairman of the board of directors and Mr. Osborne serves as President and as a director of IPOD. IPOD completed its initial public offering in October 2020, in which it sold 46,000,000 units, each consisting of one IPOD Class A ordinary share and one-fourth of one redeemable warrant for one IPOD Class A ordinary share, for an offering price of $10.00 per unit, generating aggregate proceeds of $460,000,000. IPOD has not yet announced or consummated a business combination. While IPOD may pursue an initial business combination target in any industry or geographic location (subject to certain limitations), it intends to focus its search for a target business operating in the technology industries.

In February 2021, Mr. Palihapitiya, together with Kishan (a/k/a Kishen) Mehta, founded the SCS SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. Mr. Palihapitiya serves as the Chief Executive Officer and Chairman of the board of directors of each of the SCS SPACs. Each of the SCS SPACs completed its initial public offering in July 2021, in which each sold 25,000,000 of its Class A ordinary shares, for an offering price of $10.00 per share, generating aggregate proceeds of $250,000,000 for such SCS SPACs. Neither DNAA nor DNAC has yet consummated a business combination; however, on January 18, 2022, DNAC announced that it had entered into a definitive agreement with ProKidney LP (“ProKidney”) and on January 26, 2022, DNAA announced that it had entered into a definitive agreement with Akili Interactive Labs, Inc. (“Akili”). DNAC’s transaction with ProKidney is subject to approval of DNAC’s shareholders and other customary closing conditions and DNAA’s transaction with Akili is subject to approval of DNAA’s shareholders and other customary closing conditions.

Neither DNAB nor DNAD has yet announced or consummated a business combination. While each SCS SPAC may pursue an initial business combination target in any industry, subsector therein or geographic location (subject to certain limitations), each intends to focus its search for a target business operating in the biotechnology industry.

In May 2021, Hedosophia launched its inaugural European special purpose acquisition company, HEGA, which was listed on Euronext Amsterdam to target the acquisition of a European technology company. Mr. Osborne has served as the Chief Executive Officer and Executive Director of HEGA. HEGA has not yet consummated a business combination.

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

We will only complete our initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Competition

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the Combination Period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Human Capital Resources

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

Risks Relating to Our Search for, Consummation of or Inability to Consummate a Business Combination

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

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of letter agreements entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need 43,125,001, or 37.5% (assuming all issued and outstanding shares are voted), or 7,187,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 115,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. We expect that our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since we may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by October 14, 2022, the date that is 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within the Combination Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public shareholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in any such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our public shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, attractive targets may become scarce and there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the proceeds from the Initial Public Offering held outside of the Trust Account, the promissory note issued by us on September 30, 2021 to our Sponsor in an aggregate amount of $2,500,000 (the “Promissory Note”) and other potential loans from certain of our affiliates are discussed in the section of the annual report titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to (other than pursuant to the Promissory Note) make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the Combination Period, our public shareholders may be forced to wait beyond the Combination Period before redemption from our Trust Account.

If we have not completed our initial Business Combination within the Combination Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the Combination Period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our founder shares may remove a member of our board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, subsector therein, geographic area or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, subsector or geographic area. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Unless and until we have disclosed a specific target business with respect to a Business Combination, there will be no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities outside the technology industries, which may be outside of our management’s areas of expertise.

We will consider a Business Combination outside the technology industries, which may be outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue such an acquisition, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise may not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven product, technology or business model and with limited historical financial data, volatile revenues or earnings, intense competition, difficulties in obtaining and retaining key personnel, scientific challenges and regulatory hurdles. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to conduct such due diligence as we deem reasonably practicable and appropriate based on the target business and the facts and circumstances applicable to the proposed transaction prior to any initial Business Combination. The objective of the due diligence process will be to identify material issues which might affect the decision to proceed with an initial Business Combination or the consideration payable in connection with such initial Business Combination. We also intend to use information provided during the due diligence process to formulate our business and operational planning for, and valuation of, any target company or business. While conducting due diligence and assessing a potential target business, we will rely on publicly available information (if any), information provided by the relevant target business to the extent provided and, in some circumstances, third-party studies.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

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

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, which will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem warrants or upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2021, there were 345,250,000 and 21,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue additional Class A ordinary shares or equity-linked securities in connection with our initial business combination. As of December 31, 2021, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination may involve a jurisdiction that could impose taxes on shareholders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate(or otherwise result in adverse tax consequences). In the event of a reincorporation pursuant to our initial Business Combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes.

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

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Each of our directors and officers also serve as officers and/or board members for other entities, including those described under “Item 10. Directors, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities, including IPOD, HEGA, the SCS SPACs and any other blank check companies sponsored by Social Capital or Hedosophia, may compete with us for Business Combination opportunities. We may pursue a Business Combination with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results.

Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands. Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the Board, the place of residence of the individual members of the Board and the location(s) in which the Board makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders collectively beneficially own 20% of our issued and outstanding shares, for which they paid an aggregate amount of $25,000. The founder shares will be worthless if we do not complete an initial Business Combination.

In addition, our Sponsor beneficially owns an aggregate of 11,000,000 private placement warrants, each exercisable for one Class A ordinary share, for which it paid an aggregate amount of $22,000,000 in the aggregate, or $2.00 per warrant, that will also be worthless if we do not complete a Business Combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month deadline following the closing of the Initial Public Offering nears, which is the current deadline for the completion of our initial Business Combination.

The value of the founder shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $22,025,000 (not including any advances under the Promissory Note or otherwise), comprised of the $25,000 purchase price for the founder shares and the $22,000,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 28,750,000 founder shares would have an aggregate implied value of $287,500,000. Even if the trading price of our ordinary shares were as low as $0.76 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved either (1) by holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to our Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial Business Combination.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes, technologies or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need each such seller to agree that our purchase of its business is contingent on the simultaneous closing of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. For example, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In certain of those companies, amendment of these provisions requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of private placement warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination, other than pursuant to the Promissory Note. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders beneficially own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Class A ordinary shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

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

We issued warrants to purchase 28,750,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment), as part of the Units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 11,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Our initial shareholders beneficially own an aggregate of 28,750,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $2,500,000 of such loans may be converted into warrants, at the price of $2.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act, including as a result of us being a large accelerated filer, may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Unlike most other blank check companies prior to their initial business combination, we are a large accelerated filer and are no longer an emerging growth company. As a result, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial, legal and regulatory requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;

●	cultural and language differences;
●	employment regulations;
●	healthcare and data privacy regulations;
●	energy shortages;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	public health or safety concerns and related governmental restrictions, including those caused by outbreaks of disease such as the COVID-19 pandemic;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources than we do;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	an inability to adapt to legislative reform measures geared towards the technology industry;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for advertising revenue;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political and social developments and conditions as well as government policies, in the country in which we operate.

The economic, political and social developments and conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

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

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

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

Risks Relating to Our Management Team and Conflicts of Interest

Certain members of our management team and affiliated companies are, have been, and may from time to time be, associated with negative media coverage or public actions or become involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, certain members of our management team and affiliated companies are, have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business, and may be exposed to reputational risks resulting from other events such as allegations of misconduct or other negative publicity or press speculation, whether or not accurate. For example, in February 2021, Clover Health, which merged with IPOC, received a letter from the SEC indicating that it is conducting an investigation and requesting document and data preservation from January 1, 2020 relating to certain matters that were referenced in an article by Hindenburg Research, and certain shareholders of Clover Health have also brought civil suits against Mr. Palihapitiya in his capacity as Chairman and Chief Executive Officer of IPOC for alleged breaches of fiduciary duty, unjust enrichment, corporate waste and violations of federal securities laws, in connection with IPOC’s business combination with Clover Health. Any such media coverage, public action, legal proceedings or investigations may be detrimental to our or our management team’s reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities or on our business, financial condition, results of operations and prospects.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Mr. Palihapitiya, Chairman of our board of directors and our Chief Executive Officer, and Mr. Osborne, our President and one of our directors. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-

combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and, as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, although he or she will be subject to complying with his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses, including IPOD, HEGA and the SCS SPACs, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested or are otherwise affiliated with, including IPOD, HEGA and the SCS SPACs and companies in industries we may target for our initial Business Combination. For example, Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of IPOD and the SCS SPACs, Mr. Osborne is the President and a director of IPOD and the Chief Executive Officer and Executive Director HEGA, and each of our other officers is an officer of IPOD and/or the SCS SPACs. Certain of our independent directors also serve as officers and/or board members for other entities, including IPOD. In addition, IPOD, HEGA and each of the SCS SPACs has not yet completed an initial business combination, each of which may require a substantial amount of time, resources and attention from the members of our management team that are affiliated with such entity relating to due diligence, negotiation, structuring and other relevant efforts in connection with an initial business combination. Our officers’ and directors’ other business affairs, including the search or consummation of a business combination for IPOD, HEGA and each of the SCS SPACs, as applicable, may require them to devote substantial amounts of time to such affairs. This could limit our officers’ and directors’ ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10. Directors, Executive Officer and Corporate Governance.”

Certain of our directors and officers are now, and expect in the future to become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and certain of our directors and officers are affiliated with entities that are engaged in a similar business and in the future also expect to become affiliated with other entities that are engaged in a similar business. For example, Mr. Palihapitiya and Mr. Osborne have incorporated IPOD, a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial business combination focused on pursuing an initial business combination with a target operating in the technology industries, and Mr. Palihapitiya has incorporated the SCS SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting its own initial Business Combination. Mr. Palihapitiya is the Chief Executive Officer and Chairman of the Board of Directors of IPOD and the SCS SPACs, Mr. Osborne is the President and a director of IPOD and the Chief Executive Officer and Executive Director HEGA, and each of our other officers is an officer of IPOD and/or the SCS SPACs, and each of the foregoing owe fiduciary duties under Cayman Islands law to the entities on which he serves as an officer or director. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers and for IPOD and each of the SCS SPACs.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including IPOD, HEGA and the SCS SPACs and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10.  Directors, Executive Officer and Corporate Governance,” “Item 10.  Directors, Executive Officer and Corporate Governance  — Conflicts of Interest” and “Item 13  — Certain Relationships and Related Party Transactions, and Director Independence.”

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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreements may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreements would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

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

Our warrants are governed by a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

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

Each unit contains one-fourth of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for a fourth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a Federal court of the United States.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

The requirements of being a public company may strain our resources and require a substantial amount of management’s attention.

We have ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 with our transition to large accelerated filer status as of December 31, 2021. As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to devote increased time and resources to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

A material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness described above, certain restatements of our prior financials, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $37,298 in our operating bank accounts and a working capital deficit of $2,696,795. Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is October 14, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Past performance by our management team and their respective affiliates, including IPOA, IPOB, IPOC, IPOD, IPOE, HEGA, the SCS SPACs, Social Capital and Hedosophia, is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including IPOA, IPOB, IPOC, IPOD, IPOE, HEGA, the SCS SPACs, Social Capital and Hedosophia, or any related investment’s performance as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank check company with no active business, it is likely we were a PFIC for the taxable year ending on December 31, 2021. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Item 1.B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 506 Santa Cruz Avenue, Suite 300, Menlo Park, CA 94025. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and redeemable warrants trade on the New York Stock Exchange under the symbols “IPOF.U “IPOF” and “IPOF WS,” respectively.

Holders

As of February 25, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and two holders of record of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no securities authorized for issuance under equity compensation plans.

Performance Graph

The graph below compares the cumulative total return for our Class A ordinary shares from November 30, 2020 (the first day on which our Class A ordinary shares began trading separately) through December 31, 2021 with the comparable cumulative return of the S&P 500 Index and the S&P U.S. SPAC Index The graph assumes $100 invested on November 30, 2020 in each of our Class A ordinary shares and the two indices presented. The share price performance included in the below graph is not necessarily indicative of future share performance.

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full and the sale of the private placement warrants, we consummated a private placement of 11,000,000 private placement warrants to our Sponsor at a price of $2.00 per private placement warrants, generating total proceeds of $22,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company has not made any repurchases of its equity securities in the time period covered by this Annual Report.

Item 6.[Reserved].

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from July 10, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had net income of $48,496,833, which consists of the change in fair value of warrant liabilities of $52,127,500 and interest income on marketable securities held in the Trust Account of $115,019, offset by general and administrative expenses of $3,745,686.

For the period from July 10, 2020 (inception) through December 31, 2020, we had a net loss of $74,118,124, which consists of operating and formation costs of $409,962, the change in fair value of warrant liabilities of $71,485,750, and transaction costs of $2,246,990, offset by interest income on marketable securities held in the Trust Account of $24,578.

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

For the year ended December 31, 2021, net cash used in operating activities was $1,136,511, consisting of net income of $48,496,833 was affected by a change in fair value of warrant liabilities of $52,127,500, and interest earned on marketable securities held in the Trust Account of $115,019. Changes in operating assets and liabilities provided $2,609,175 of cash from operating activities.

For the period from July 10, 2020 (inception) through December 31, 2020, net cash used in operating activities was $1,097,544. Net loss of $74,118,124 was affected by interest earned on marketable securities held in the Trust Account of $24,578, change in fair value of warrant liabilities of $71,485,750, and transaction costs allocated to warrant liabilities of $2,246,990. Changes in operating assets and liabilities used $687,582 of cash from operating activities.

At December 31, 2021, we had investments held in the Trust Account of $1,150,139,597 (including approximately $140,000 of interest income) consisting of money market funds which are invested in U.S. Treasury Securities. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $37,298 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On September 30, 2021, we issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of December 31, 2021, there was $812,500 outstanding under the Promissory Note.

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

Liquidity and Going Concern

We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Social Capital Hedosophia Holdings Corp. VI

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Social Capital Hedosophia Holdings Corp. VI (the “Company”) as of December 31, 2021 and 2020, the related statements of comprehensive income loss), changes in temporary equity and permanent deficit and cash flows for year ended December 31, 2021 and the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for year ended December 31, 2021 and the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated February 27, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before its scheduled liquidation date of October 14, 2022 which is less than one year from the issuance date of the financial statements. The Company also has significant working capital and stockholders’ deficits and needs to raise additional funds to meet its obligations and sustain operations through its scheduled liquidation date or thereafter if a viable business combination target is found. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

New York, NY

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Social Capital Hedosophia Holdings Corp. VI

Adverse Opinion on Internal Control over Financial Reporting

We have audited Social Capital Hedosophia Holdings Corp. VI’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

(1)	The Company lacks effective internal control over the accounting for complex financial instruments including those in which classification could require management to make fair value estimates.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2021 financial statements and this report does not affect our report dated February 28, 2022 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020, the related statements of comprehensive income (loss), changes in temporary equity and permanent deficit and cash flows for year ended December 31, 2021 and the period from July 10, 2020 (inception) through December 31, 2020 of the Company and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

New York, NY

February 28, 2022

PCAOB ID Number 688

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$37,298	$366,309
Prepaid expenses	434,433	876,165
Total Current Assets	471,731	1,242,474

Marketable securities held in Trust Account	1,150,139,597	1,150,024,578
Total Assets	$1,150,611,328	$1,151,267,052

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,356,026	$188,583
Advances from related party	—	5,000
Promissory note - related party	812,500	—
Total Current Liabilities	3,168,526	193,583

Deferred underwriting fee payable	40,250,000	40,250,000
Warrant liabilities	77,910,000	130,037,500
Total Liabilities	121,328,526	170,481,083

Commitments and Contingencies (see Note 6)
Temporary Deficit
Class A ordinary shares subject to possible redemption, 115,000,000 shares issued and outstanding at redemption value at December 31, 2021 and 2020	1,150,139,597	1,150,024,578
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 115,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding at December 31, 2021 and 2020	2,875	2,875
Additional paid-in capital	—	—
Accumulated deficit	(120,859,670)	(169,241,484)
Total Permanent Deficit	(120,856,795)	(169,238,609)
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$1,150,611,328	$1,151,267,052

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		For the Period
		from July 10,
		2020 (inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
General and administrative expenses	$3,745,686	$409,962
Loss from operations	(3,745,686)	(409,962)

Other income (expense):
Interest earned on marketable securities held in Trust Account	115,019	24,578
Transaction costs allocated to warrant liabilities	—	(2,246,990)
Change in fair value of warrant liabilities	52,127,500	(71,485,750)
Total other income (expense), net	52,242,519	(73,708,162)

Net comprehensive income (loss)	$48,496,833	$(74,118,124)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	115,000,000	51,551,724

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.34	$(0.95)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	28,750,000	26,681,034

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.34	$(0.95)

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT

	PERMANENT EQUITY
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – July 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—		$—

Issuance of Class B ordinary shares to Sponsor	—	—	28,750,000	2,875	22,125	—	25,000	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,819,125)	(95,123,360)	(100,942,485)	—	100,942,485

Issuance of Class A ordinary shares in Initial Public Offering	—	—	—	—	—	—	—	115,000,000	1,049,082,093

Excess cash received over the fair value of the Private Placement Warrants	—	—	—	—	5,797,000	—	5,797,000	—	—

Net loss	—	—	—	—	—	(74,118,124)	(74,118,124)	—	—

Balance – December 31, 2020	—	$—	28,750,000	$2,875	$—	$(169,241,484)	$(169,238,609)	115,000,000	$1,150,024,578

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(115,019)	(115,019)	—	115,019

Net income	—	—	—	—	—	48,496,833	48,496,833	—	—

Balance – December 31, 2021	—	$—	28,750,000	$2,875	$—	$(120,859,670)	$(120,856,795)	115,000,000	$1,150,139,597

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

STATEMENTS OF CASH FLOWS

		For the
		Period from
		July 10,
		2020 (Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$48,496,833	$(74,118,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(115,019)	(24,578)
Transaction costs allocated to warrant liabilities	—	2,246,990
Change in fair value of warrant liabilities	(52,127,500)	71,485,750
Changes in operating assets and liabilities:
Prepaid expenses	441,732	(876,165)
Accounts payable and accrued expenses	2,167,443	188,583
Net cash used in operating activities	$(1,136,511)	$(1,097,544)

Cash Flows from Investing Activities:
Purchase of investments held in trust Account	—	(1,150,000,000)
Net cash used in investing activities	—	(1,150,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	1,130,000,000
Proceeds from sale of Private Placements Warrants	—	22,000,000
Advances from related party	555,252	5,000
Repayment of advances from related party	(560,252)	—
Proceeds from promissory note – related party	812,500	500,000
Repayment of promissory note – related party	—	(500,000)
Payment of offering costs and costs allocated to warrant liabilities	—	(566,147)
Net cash provided by financing activities	$807,500	$1,151,463,853

Net Change in Cash	(329,011)	366,309
Cash – Beginning of period	366,309	—
Cash – End of period	$37,298	$366,309

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption amount	$115,019	$24,578
Deferred underwriting fee payable	$—	$40,250,000

The accompanying notes are an integral part of the financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company is an early stage company and, as such, the Company is subject to all of the risks associated with early stage companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

DECEMBER 31, 2021

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

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 following any related share redemptions and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares held by it in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

DECEMBER 31, 2021

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $37,298 in its operating bank accounts, $1,150,139,597 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,696,795. As of December 31, 2021, approximately $140,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On September 30, 2021, the Company issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of December 31, 2021, there was $812,500 outstanding under the Promissory Note. Subsequent to December 31, 2021, the Company borrowed an additional $200,000 under the Promissory Note.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise such additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through October 14, 2022, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in the money market funds which were invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity.” A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent shareholders’ equity section of the Company’s balance sheets.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

At December 31,2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$1,150,000,000
Less:
Proceeds allocated to Public Warrants	(42,348,750)
Class A ordinary shares issuance costs	(58,569,157)
Plus:
Accretion of carrying value to redemption value	100,942,485

Class A ordinary shares subject to possible redemption, December 31, 2020	1,150,024,578
Plus:
Accretion of carrying value to redemption value	115,019

Class A ordinary shares subject to possible redemption, December 31, 2021	$1,150,139,597

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 39,750,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended		For the Period from July 10, 2020
	December 31,		(Inception) Through
	2021		December 31, 2020(1)
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss) evenly to Class A and Class B ordinary shares, as adjusted	$38,797,466	$9,699,367	$(48,840,373)	$(25,277,751)
Denominator:
Basic and diluted weighted average shares outstanding	115,000,000	28,750,000	51,551,724	26,681,034
Basic and diluted net income (loss) per ordinary share	$0.34	$0.34	$(0.95)	$(0.95)
(1)	The Company identified a clerical error in its computation of basic and diluted weighted average shares outstanding, Class A ordinary shares, also affecting basic and diluted net income (loss) per share, Class A ordinary shares and Class B ordinary shares, in each case, for the period from July 10, 2020 through December 31, 2020 in its previously issued financial statements. Basic and diluted weighted average shares outstanding, Class A ordinary shares of 29,080,460 has been corrected to 51,551,724, and basic and diluted net income (loss) per share, Class A ordinary shares and Class B ordinary shares of $(1.33) has been corrected to $(0.95). This error had no effect on net comprehensive income (loss) on the Company’s Statement of Operations, its Balance Sheet, Statement of Cash Flows, or Statement of Changes in Temporary Equity and Permanent Deficit for the period from July 10, 2020 through December 31, 2020.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. For the year ended December 31, 2021 and for the period from July 10, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $25,000, respectively, in fees for these services. At December 31, 2021 and December 31, 2020, a total of $145,000 and $25,000, respectively, of administrative support services were included in accounts payable and accrued expenses in the accompanying balance sheets.

Advance from Related Party

Through December 31, 2021, the Sponsor paid for certain offering and other administrative costs on behalf of the Company. The advances are non-interest bearing and due on demand. At December 31, 2021 and 2020, advances amounting to $0 and $5,000 were outstanding, respectively.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Pre-IPO Sponsor Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Pre-IPO Sponsor Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The Pre-IPO Sponsor Promissory Note was amended and restated on September 17, 2020 solely to increase the amount that could be borrowed to an aggregate principal amount of $500,000. The aggregate outstanding balance under the Pre-IPO Sponsor Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 14, 2020. Borrowings under the Pre-IPO Sponsor Promissory Note are no longer available.

On September 30, 2021, the Company issued the Promissory Note to the Sponsor for an aggregate amount of up to $2,500,000. The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of December 31, 2021, there was $812,500 outstanding under the Promissory Note (see Note 10).

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Promissory Note), loan the Company additional funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Restricted Stock Unit Award

In December 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Ms. Sarah Leary, the Company granted 100,000 restricted stock units (“RSUs”) to Ms. Leary, which grant is contingent on both the consummation of the Company’s Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date the Company selects in the year following the year in which such Business Combination occurs.

The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 RSUs granted to the Company’s director (Ms. Sarah Leary) was $717,903 or $7.17903 per share. The RSUs were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In October 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated October 6, 2021, between the Company and Ms. Varsha Rao, the Company granted 100,000 RSUs to Ms. Rao, which grant is contingent on both the consummation of the Company’s Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date the Company selects in the year following the year in which such Business Combination occurs.

The RSUs granted by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 RSUs granted to the Company’s director (Ms. Varsha Rao) was $750,408 or $7.50408 per share. The RSUs were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT

Preferred Shares  —   The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share on matters they are entitled to vote on. At December 31, 2021 and 2020, there were no Class A ordinary shares issued and outstanding, excluding 115,000,000 shares presented as temporary equity.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share on matters they are entitled to vote on. At December 31, 2021 and 2020, there were 28,750,000 Class B ordinary shares issued and outstanding.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8. WARRANT LIABILITIES

As of December 31, 2021 and 2020, there were 28,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021 and 2020, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and (ii) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account(1)	1	$1,150,139,597	$1,150,024,578
Liabilities:
Public Warrants(2)	1	56,350,000	94,012,500
Private Placement Warrants(2)	2	$21,560,000	$36,025,000
(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of December 31, 2021 and 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOF.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $56.4 million and $21.6 million, respectively, based on a fair value of $1.96 per warrant.

As of December 31, 2020, the aggregate values of the Public Warrants and Private Placement Warrants were $94.0 million and $36.0 million, respectively, based on fair values of $3.27 and $3.275, respectively, per warrant.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	36,025,000	94,012,500	130,037,500
Change in valuation inputs or other assumptions	(14,465,000)	(37,662,500)	(52,127,500)
Fair value as of December 31, 2021	21,560,000	56,350,000	77,910,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On September 30, 2021, the Company issued the Promissory Note to the Sponsor for an aggregate amount of up to $2,500,000. The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of December 31, 2021, there was $812,500 outstanding under the Promissory Note. On January 13, 2022, the Company drew an additional $200,000 under the Promissory Note.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Marcum LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K, which expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no additional changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Chamath Palihapitiya	44	Chief Executive Office and Chairman of the Board of Directors
Ian Osborne	38	President and Director
James Ryans	46	Chief Financial Officer
Simon Williams	41	General Counsel and Secretary
Richard Costolo	58	Director
Sarah Leary	51	Director
Varsha Rao	52	Director

Chamath Palihapitiya has been our Chief Executive Officer and the Chairman of our Board of Directors since July 2020. Mr. Palihapitiya founded Social Capital in 2011 and has been its Managing Partner since its inception. Mr. Palihapitiya also serves as the Chief Executive Officer and the Chairman of the board of directors of DNAA, DNAB, DNAC, DNAD and IPOD. Mr. Palihapitiya previously served as the Chief Executive Officer and the Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and served as the Chairman of the board of directors of Virgin Galactic until February 2022. Mr. Palihapitiya also previously served as the Chief Executive Officer and the Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. II until the consummation of its business combination with Opendoor Labs Inc. in December 2020 and as the Chief Executive Officer and the Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. III until the consummation of its business combination with Clover Health Investments, Corp. in January 2021 and as the Chief Executive Officer and Chairman of the board of directors of Social Capital Hedosophia Holdings Corp. V until the consummation of its business combination with Social Finance, Inc. in May 2021. Mr. Palihapitiya also served as a director of Slack Technologies Inc. from April 2014 until October 2019. Prior to founding Social Capital in 2011, Mr. Palihapitiya served as Vice President of User Growth at Facebook, and is recognized as having been a major force in its launch and growth. Mr. Palihapitiya was responsible for overseeing Monetization Products and Facebook Platform. Prior to working for Facebook, Mr. Palihapitiya was a principal at the Mayfield Fund, one of the United States’ oldest venture firms, before which he headed the instant messaging division at AOL. Mr. Palihapitiya graduated from the University of Waterloo, Canada with a degree in electrical engineering.

Ian Osborne has been our President and a member of our Board of Directors since July 2020. Mr. Osborne is the Co-founder and Chief Executive Officer of Hedosophia, an investment firm, which has invested in leading Internet and technology companies since 2012. Mr. Osborne served as President and a director of (1) IPOA from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, (2) IPOB from January 2020 (October 2019 with respect to his director position) until the consummation of its business combination with Opendoor and (3) IPOC from January 2020 (October 2019 with respect to his director position) until the consummation of its business combination with Clover Health. Mr. Osborne currently serves as President and a director of IPOD, and as the Chief Executive Officer and Executive Director of HEGA. Mr. Osborne has advised leading Internet and technology companies, their founders and CEOs, since 2009. Mr. Osborne is also the indirect controlling shareholder and a director of Connaught, a financial advisory firm. From 2010 to 2012, Mr. Osborne was a Partner and Managing Director at DST Global, a family of funds investing in Internet companies, which was established in 2009 and which has notable successes including Alibaba, Airbnb, Facebook, Spotify and Twitter. Mr. Osborne was educated at St Paul’s School, King’s College London, and the London School of Economics.

James Ryans has been our Chief Financial Officer since May 2021. Mr. Ryans also serves as the Chief Financial Officer of DNAA, DNAB, DNAC, DNAD and IPOD. Mr. Ryans is a Partner at Social Capital since March 2021, and has been a professor of accounting at London Business School since 2016, teaching financial accounting at the graduate and postgraduate levels, and directs an executive education program on mergers and acquisitions. Mr. Ryans previously served as a member of the board of directors of Social Capital Hedosophia Holdings Corp. III from April 2020 until the consummation of its business combination with Clover Health Investments, Corp. in January 2021, as a director and the chairman of the audit committee of Social Capital Hedosophia Holdings Corp. from September 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and as a member of Virgin Galactic’s board of directors through February 2021. From 2003 to 2011, Mr. Ryans oversaw investments and business development at Chelsea Rhone LLC and its affiliate HealthCap RRG, a mutual insurance company. From 1999 until 2001, Mr. Ryans was a consultant with Deloitte & Touche. Mr. Ryans is a CFA charterholder and holds a Ph.D. in business administration from the University of California Berkeley, an MBA from the University of Michigan and a BASc in electrical engineering from the University of Waterloo.

Simon Williams has been our General Counsel and Secretary since July 2020. Mr. Williams has been Hedosophia’s Chief Administrative Officer since March 2017. Mr. Williams served as the General Counsel and Secretary of (1) IPOA from May 2017 until the consummation of its business combination with Virgin Galactic in October 2019, (2) IPOB from January 2020 until the consummation of its business combination with Opendoor and (3) IPOC from January 2020 until the consummation of its business combination with Clover Health. Mr. Williams currently serves as General Counsel and Secretary of IPOD. Prior to joining Hedosophia, Mr. Williams was legal counsel at Balderton Capital, a London-based venture firm focused on backing European-founded technology companies, from January 2015 to March 2017. Prior to working at Balderton Capital, Mr. Williams was an associate in the London offices of each of Covington & Burling LLP and Morrison & Foerster LLP. Mr. Williams is a solicitor, qualified in England & Wales, having attended Nottingham Law School. Mr. Williams holds an MA and BA from the University of Nottingham.

Richard Costolo has served as one of our directors since October 2020. Mr. Costolo is a co-managing partner of 01 Advisors, a venture capital firm focused on investing in technology companies making the transition from building a product to building a company. Mr. Costolo was previously the Chief Executive Officer of Twitter from 2010 to 2015. He has been founder and Chief Executive Officer of multiple startups, including FeedBurner, which was acquired by Google in 2007. Mr. Costolo is also a director of SoFi Technologies, Inc. He holds a Bachelor of Science in Computer Science from the University of Michigan.

Sarah Leary has served as one of our directors since December 2020. Ms. Leary has been a Venture Partner at Unusual Ventures, an early stage venture firm, since April 2020. Prior to joining Unusual, Ms. Leary co-founded Nextdoor, the free and private social network for neighborhoods, in 2010, where she most recently served as Vice President of Marketing, Operations, and International. Ms. Leary started her career at Microsoft and served as the Vice President of Product and Marketing at Epinions and Shopping.com before the company was acquired by eBay. Ms. Leary is also a director of IPOD. Ms. Leary is a graduate of Harvard College and Harvard Business School.

Varsha Rao has served as one of our directors since October 2021. Ms. Rao has served as the Chief Executive Officer and a director of Nurx Inc., a direct-to-consumer telehealth platform, since April 2019. From September 2017 to April 2019, she served as Chief Operating Officer of Clover Health Inc., a health insurance technology company. From 2013 to 2016, Ms. Rao served as the Head of Global Operations at Airbnb, Inc., a global travel marketplace. From 2011 to 2013, she served as the Senior Vice President International of LivingSocial, Inc. (owned by Groupon), an online marketplace for daily deals. From 2008 to 2011, Ms. Rao served as the Chief Executive Officer of SingTel Digital Media Pte Ltd., an online search and lifestyle portal and wholly-owned subsidiary of SingTel. From 2004 to 2008, she served as Vice President and General Manager of OldNavy.com, an e-commerce division of Gap, Inc. She also previously founded and sold Eve.com, an online beauty retailer, and served as an Engagement Manager at McKinsey & Co., a consulting company. Ms. Rao has been a director of Viasat, Inc. (Nasdaq: VSAT) Since 2017. Ms. Rao earned a B.A. degree in Mathematics and a B.S. degree in Economics from the University of Pennsylvania, and an M.B.A. degree from the Harvard Business School.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Mr. Costolo, Ms. Leary and Ms. Rao is an independent director under applicable SEC and NYSE rules.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members. Prior to our initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the holders of a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our initial Business Combination, holders of our founder shares).

Our officers are appointed by our board of directors and serve at the discretion of our board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by our board of directors.

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

Audit Committee

The members of our audit committee are Mr. Costolo, Ms. Leary and Ms. Rao. Mr. Costolo serves as chair of the audit committee.

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

Compensation Committee

The members of our compensation committee are Mr. Costolo, Ms. Leary and Ms. Rao. Mr. Costolo serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Costolo, Ms. Leary and Ms. Rao. Mr. Costolo serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our board of directors, and recommending to our board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on our board of directors;
●	developing and recommending to our board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of our board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

Other than for Mr. Palihapitiya, Mr. Osborne and Mr. Williams serving on the board of directors for companies affiliated with Social Capital and/or Hedosophia that do not have compensation committees, none of our officers currently serves, and in the past year has not served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more officers serving on our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers with the following exception: Mr. Ryans failed to file a Form 3 within the required time period of his appointment and instead such form was filed later in the year.

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

All of our officers and certain of our directors have fiduciary and contractual duties to either Social Capital or Hedosophia and to certain companies in which either of them has invested or are otherwise affiliated with. These entities, including IPOD, HEGA and the SCS SPACs, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Cayman Islands law. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described herein.Members of our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

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

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including IPOD, HEGA and the SCS SPACs. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors, Director Nominee and Officers.”

•

Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within the Combination Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Pursuant to letter agreements that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities, including IPOD, HEGA, the SCS SPACs and the other entities noted in their biographies above, as applicable.

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any entity (including any additional special purpose acquisition companies they become involved with) to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination.

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

In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of letter agreements entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial Business Combination.

Item 11.Executive Compensation.

Compensation Discussion and Analysis

The Compensation Discussion and Analysis section describes our compensation program, decisions, and other relevant information related to our principal executive officer and principal financial officer and each of the our remaining executive officers who were serving as executive officers of the Company (collectively, our “named executive officers” or “NEOs”). We currently have four named executive officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Our NEOs for the year ended December 31, 2021 were:

Name	Title
Chamath Palihapitiya	Chief Executive Officer
James Ryans	Chief Financial Officer
Steven Trieu	Former Chief Financial Officer
Ian Osborne	President
Simon Williams	General Counsel and Secretary

None of our current or former executive officers have received any compensation for services rendered to us. Our named executive officers are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence with respect to suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our named executive officers.

After the completion of our initial Business Combination, executive officers who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at such time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our named executive officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely of independent directors.

We are not party to any agreements with our named executive officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination.

2021 Director Compensation

			All other
Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	compensation ($)	Total ($)
Richard Costolo	$—	$—	$—	$—
Sarah Leary	$—	$717,903	$—	$717,903
Varsha Rao	$—	$750,408	$—	$750,408
(1)	The amounts in the column headed “Stock Awards” represent the aggregate award date fair value of awards made in fiscal year 2021 computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation (“ASC 718”). For these restricted stock unit awards, the fair value is equal to the underlying value of the stock and is calculated using the closing price of our common stock on the award date, adjusted for the probability of a Business Combination and lack of marketability. The actual value realized by a non-employee director related to restricted stock unit awards will depend on the market value of our common stock on the date the underlying stock is sold following vesting of the awards.

None of our current or former directors have received any cash compensation for services rendered to us. Our directors are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence with respect to suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our directors. In December 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Ms. Leary, we granted 100,000 restricted stock units (“RSUs”) to Ms. Leary, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. In October 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated October 6, 2021, between the Company and Ms. Rao, we granted 100,000 RSUs to Ms. Rao, which grant is contingent on both the consummation of our initial Business Combination and a shareholder approved equity plan. In each case, the RSUs will vest upon the consummation of such initial Business Combination and represent Class A ordinary shares of the Company in an amount equal to the number of RSUs granted that will settle on a date we select in the year following the year in which such Business Combination occurs.

After the completion of our initial Business Combination, directors who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Pay Ratio Disclosure

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the annual total compensation of our principal executive officer to the median of the annual total compensation of all of our employees other than our principal executive officer. During 2021, our principal executive officer was our Chief Executive Officer (“CEO”), Chamath Palihapitiya.

The annual total compensation of our CEO, the median of the annual total compensation of our employees (other than our CEO), and the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees are summarized below:

Chief Executive Officer 2021 Annual Compensation	$0
Median Employee 2021 Annual Compensation	$0
Ratio of CEO to Median Employee Compensation	1:1

The CEO Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures. Neither the Compensation Committee nor our management used our CEO Pay Ratio measure in making compensation decisions.

Compensation Committee Report

Our compensation committee of our board of directors has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee has recommended to our board of directors that the compensation discussion and analysis be included in this Annual Report.

Compensation Committee

Richard Costolo (Chair)

Sarah Leary

Varsha Rao

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of February 25, 2022 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our executive officers and directors; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of February 25, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of		Percentage of
		Class A		Class B Issued
		Issued and		and
		Outstanding		Outstanding
	Beneficially	Ordinary	Beneficially	Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (2)
SCH Sponsor VI LLC (our Sponsor)(3)	28,750,000	20.0%	28,750,000	100.0%
Chamath Palihapitiya (3)	28,750,000	20.0%	28,750,000	100.0%
Ian Osborne (3)	28,750,000	20.0%	28,750,000	100.0%
James Ryans	—	—	—	—
Simon Williams	—	—	—	—
Richard Costolo	—	—	—	—
Sarah Leary	—	—	—	—
Varsha Rao	—	—	—	—
Empyrean Capital Partners, LP (4)	6,221,647	5.4%	—	—
All directors, officers and directors as a group (6 individuals)	28,750,000	20.0%	28,750,000	100.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Capital Hedosophia Holdings Corp. VI, 506 Santa Cruz Avenue, Suite 300, Menlo Park, CA.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in this Annual Report.
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

If we do not complete an Initial Business Combination within the Combination Period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the private placement warrants will expire worthless.

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

Related Party Notes and Advances

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note (as defined below)), loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes.

In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 30, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate amount of up to $2,500,000 in Working Capital Loans (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of December 31, 2021, there was $812,500 outstanding under the Promissory Note. Subsequent to December 31, 2021, the Company borrowed an additional $200,000 under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 8, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the years ended December 2021 and 2020, the Company incurred $120,000 and $25,000 in fees for these services, respectively. At December 31, 2021 and 2020, $145,000 and $25,000 is included in accrued expenses in the accompanying balance sheets, respectively.

Related Party Policy

Prior to the Company’s Initial Public Offering, it had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above that were entered into prior to or in connection with the Initial Public Offering were not reviewed, approved or ratified in accordance with any such policy.

In connection with the Initial Public Offering, the Company has adopted its Code of Ethics, which requires it to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by its board of directors (or the appropriate committee of its board of directors) or as disclosed in its public filings with the SEC. Under the Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, the Company’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that the Company enters into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. The Company’s audit committee review on a quarterly basis all payments made by the Company to the Sponsor or the Company’s directors or officers, or the Company’s or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, the Company has also agreed not to consummate the Business Combination with an entity that is affiliated with any of the Sponsor or the Company’s directors or officers unless the Company, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that the Business Combination is fair to the Company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to the Sponsor or the Company’s directors or officers, or the Company or any of the Company’s respective affiliates, for services rendered to the Company prior to or in connection with the completion of the Business Combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement shares held in the trust account prior to the completion of the Business Combination:

●	repayment of an aggregate of up to $500,000 in loans made to the Company by the Sponsor prior to the completion of the Initial Public Offering;
●	payment to an affiliate of the Sponsor of a total of $10,000 per month for office space, administrative and support services;
●	payment to Connaught for financial advisory services provided by Connaught in connection with the Initial Public Offering in an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, which was paid to Connaught upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, which will be paid to Connaught upon the closing of the Business Combination;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an Business Combination; and
●	repayment of loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. Up to $2,500,000 of such loans may be convertible into warrants of the post-Business Combination entity, at a price of $2.00 per warrant at the option of the lender.

The above payments may be funded using funds not held in the trust account or, upon completion of the Business combination, from any amounts remaining from the proceeds of the trust account released to the Company in connection therewith.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from July 10, 2020 (inception) through December 31, 2020 totaled $150,380 and $69,880, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from July 10, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from July 10, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from July 10, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1.1(1)	Letter Agreement, dated October 8, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other party thereto.
10.1.2(3)	Letter Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.1.3(4)	Letter Agreement, dated May 31, 2021, between the Company and James Ryans.
10.1.4(5)	Letter Agreement, dated October 6, 2021, between the Company and Varsha Rao.
10.2.1(1)	Investment Management Trust Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3.1(1)	Registration Rights Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.4.1(1)	Administrative Services Agreement, dated October 8, 2020, between the Company and Social Capital Holdings, Inc.
10.5.1(1)	Sponsor Warrants Purchase Agreement, dated October 8, 2020, between the Company and the Sponsor.
10.6.1(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Chamath Palihapitiya.
10.6.2(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Ian Osborne.
10.6.3(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Richard Costolo.
10.6.4(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Steven Trieu.
10.6.5(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Simon Williams.
10.6.6(3)	Indemnity Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.6.7(4)	Indemnity Agreement, dated May 31, 2021, between the Company and James Ryans.
10.6.8(5)	Indemnity Agreement, dated October 6, 2021, between the Company and Varsha Rao.
10.7.1(3)	Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Sarah Leary.
10.7.2(5)	Director Restricted Stock Unit Award Agreement, dated October 6, 2021, between the Company and Varsha Rao.
10.8(6)	Promissory Note, dated September 30, 2021, issued to the Company.
14.1(2)	Code of Ethics and Business Conduct of Social Capital Hedosophia Holdings Corp. VI.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2020.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2020.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2021.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 8-Q filed on November 19, 2021.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: February 28, 2022	/s/ Chamath Palihapitiya
	By:	Chamath Palihapitiya
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	February 28, 2022

/s/ Ian Osborne
Name:	Ian Osborne
Title:	President and Director
Date:	February 28, 2022

/s/ James Ryans
Name:	James Ryans
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	February 28, 2022

/s/ Richard Costolo
Name:	Richard Costolo
Title:	Director
Date:	February 28, 2022

/s/ Sarah Leary
Name:	Sarah Leary
Title:	Director
Date:	February 28, 2022

/s/ Varsha Rao
Name:	Varsha Rao
Title:	Director
Date:	February 28, 2022