Form 10-Q
period 2022-03-31
Social Capital Hedosophia Holdings Corp. VI
filed 2022-05-06
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

506 Santa Cruz Avenue, Suite 300 Menlo Park, CA 94025
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

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
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

As of May 6, 2022, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$89,701	$37,298
Prepaid expenses	289,561	434,433
Total current assets	379,262	471,731

Marketable securities held in Trust Account	1,150,242,126	1,150,139,597
Total Assets	$1,150,621,388	$1,150,611,328

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,759,412	$2,356,026
Advances from related party	13,460	—
Promissory note - related party	1,012,500	812,500
Total current liabilities	3,785,372	3,168,526

Deferred underwriting fee payable	40,250,000	40,250,000
Warrant liabilities	48,892,500	77,910,000
Total Liabilities	92,927,872	121,328,526

Commitments and Contingencies (see Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 115,000,000 shares issued and outstanding at redemption value at March 31, 2022 and December 31, 2021	1,150,142,126	1,150,139,597
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 115,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,875	2,875
Additional paid-in capital	—	—
Accumulated deficit	(92,451,485)	(120,859,670)
Total Permanent Deficit	(92,448,610)	(120,856,795)
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$1,150,621,388	$1,150,611,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$709,315	$449,355
Loss from operations	(709,315)	(449,355)

Other income:
Change in fair value of warrants liabilities	29,017,500	25,495,000
Interest earned on marketable securities held in Trust Account	102,529	28,360
Total other income	29,120,029	25,523,360

Net income	$28,410,714	$25,074,005

Basic and diluted weighted average shares outstanding, Class A ordinary shares	115,000,000	115,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.20	$0.17

Basic and diluted weighted average shares outstanding, Class B ordinary shares	28,750,000	28,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.20	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	PERMANENT DEFICIT
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – January 1, 2022	—	$—	28,750,000	$2,875	$—	$(120,859,670)	(120,856,795)	115,000,000	$1,150,139,597

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,529)	(2,529)	—	2,529

Net income	—	—	—	—	—	28,410,714	28,410,714	—	—

Balance – March 31, 2022	—	$—	28,750,000	$2,875	$—	$(92,451,485)	(92,448,610)	115,000,000	$1,150,142,126

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	PERMANENT DEFICIT
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – January 1, 2021	—	$—	28,750,000	$2,875	$—	$(169,241,484)	$(169,238,609)	115,000,000	$1,150,024,578

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(28,360)	(28,360)	—	28,360

Net income	—	—	—	—	—	25,074,005	25,074,005	—	—

Balance – March 31, 2021	—	$—	28,750,000	$2,875	$—	$(144,195,839)	$(144,192,964)	115,000,000	$1,150,052,938

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31
	2022	2021

Cash Flows from Operating Activities:
Net income	$28,410,714	$25,074,005
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(102,529)	(28,360)
Change in fair value of warrant liabilities	(29,017,500)	(25,495,000)
Changes in operating assets and liabilities:
Prepaid expenses	144,872	70,925
Accounts payable and accrued expenses	403,386	154,411
Net cash used in operating activities	(161,057)	(224,019)

Cash Flows from Financing Activities:
Advances from related party	13,460	3,531
Repayment of advances from related party	—	(5,000)
Proceeds from promissory note – related party	200,000	—
Net cash provided by (used in) financing activities	213,460	(1,469)

Net Change in Cash	52,403	(225,488)
Cash – Beginning of period	37,298	366,309
Cash – End of period	$89,701	$140,821

Non-cash investing and financing activities:
Remeasurement of carrying value to redemption value	$2,529	$28,360

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense on the statement of operations for the period ended December 31, 2020, as this amount was related to the warrants recognized as liabilities.

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

March 31, 2022

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

The Company will have until October 14, 2022 to consummate a Business Combination, which period may be extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (such period, as it may be extended, the “Combination Period”). However, if the Company has not completed a Business Combination within the “Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of March 31, 2022, the Company had $89,701 in its operating bank accounts, $1,150,242,126 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,406,110. As of March 31, 2022, approximately $242,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On September 30, 2021, the Company issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is unsecured, non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of March 31, 2022, there was $1,012,500 outstanding under the Promissory Note.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise such additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 14, 2022 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain whether the Company will be able to consummate a Business Combination by October 14, 2022. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 14, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which was invested primarily in U.S. Treasury securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary share subject to redemption upon the completion of the Initial Public Offering. Total offering costs amounted to $60,816,147, which consisted of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs, of which $2,246,990 was charged to expense and $58,569,157 was charged to temporary equity.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”). A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement (“ASC 820”) with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the permanent deficit section of the Company’s condensed balance sheets.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,150,000,000
Less:
Proceeds allocated to Public Warrants	(42,348,750)
Class A ordinary shares issuance costs	(58,569,157)
Plus:
Accretion of carrying value to redemption value	100,942,485

Class A ordinary shares subject to possible redemption, December 31, 2020	1,150,024,578
Plus:
Accretion of carrying value to redemption value	115,019

Class A ordinary shares subject to possible redemption, December 31, 2021	$1,150,139,597
Plus:
Accretion of carrying value to redemption value	2,529

Class A ordinary shares subject to possible redemption, March 31, 2022	$1,150,142,126

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 39,750,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income evenly to Class A and Class B ordinary shares, as adjusted	$22,728,571	$5,682,143	$20,059,204	$5,014,801
Denominator:
Basic and diluted weighted average shares outstanding	115,000,000	28,750,000	115,000,000	28,750,000
Basic and diluted net income per ordinary share	$0.20	$0.20	$0.17	$0.17

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

March 31, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. For each of the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in fees for these services. At March 31, 2022 and December 31, 2021, a total of $175,000 and $145,000, respectively, of administrative support services were included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Advances from Related Party

Through March 31, 2022, an affiliate of the Sponsor paid for certain offering and other administrative costs on behalf of the Company. The advances are non-interest bearing and due on demand. At March 31, 2022 and December 31, 2021, there were $13,460 and $0 advances outstanding, respectively.

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

On September 30, 2021, the Company issued the Promissory Note to the Sponsor for an aggregate amount of up to $2,500,000. The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

a Business Combination. At March 31, 2022 and December 31, 2021, there was $1,012,500 and $812,500 outstanding under the Promissory Note, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

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

Underwriting Agreement

The underwriter is entitled to a deferred fee of $40,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Financial Advisory Fee

The underwriters agreed to reimburse the Company for an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, of which $2,000,000 was paid to Connaught (UK) Limited (“Connaught”) for financial advisory services upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, of which $8,050,000 will be paid to Connaught upon the closing of the Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Restricted Stock Unit Award

In December 2020, pursuant to a Director Restricted Stock Unit Award Agreement, dated December 7, 2020, between the Company and Ms. Sarah Leary, the Company agreed to grant 100,000 restricted stock units (“RSUs”) to Ms. Leary, which grant is contingent on both the consummation of the Company’s Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date the Company selects in the year following the year in which such Business Combination occurs.

In October 2021, pursuant to a Director Restricted Stock Unit Award Agreement, dated October 6, 2021, between the Company and Ms. Varsha Rao, the Company agreed to grant 100,000 RSUs to Ms. Rao, which grant is contingent on both the consummation of the Company’s Business Combination and a shareholder approved equity plan. The RSUs will vest upon the consummation of such Business Combination and represent 100,000 Class A ordinary shares of the Company that will settle on a date the Company selects in the year following the year in which such Business Combination occurs.

The RSUs granted to Ms. Leary and Mr. Rao by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT

Preference Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share on matters they are entitled to vote on. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 115,000,000 shares presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share on matters they are entitled to vote on. At March 31, 2022 and December 31, 2021, there were 28,750,000 Class B ordinary shares issued and outstanding.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 28,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

March 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and (ii) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account(1)	1	$1,150,242,126	$1,150,139,597
Liabilities:
Public Warrants(2)	1	35,362,500	56,350,000
Private Placement Warrants(2)	2	$13,530,000	$21,560,000
(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOF.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $35.4 million and $13.5 million, respectively, based on a fair value of $1.23 per warrant.

As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $56.4 million and $21.6 million, respectively, based on a fair value of $1.96 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	21,560,000	56,350,000	77,910,000
Change in valuation inputs or other assumptions	(8,030,000)	(20,987,500)	(29,017,500)
Fair value as of March 31, 2022	13,530,000	35,362,500	48,892,500

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 14, 2022, the Company drew an additional $250,000 under the Promissory Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Social Capital Hedosophia Holdings Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SCH Sponsor VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “will,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 and in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from July 10, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. We recognized gain or loss based on the changes in the fair value of the warrant liabilities.

For the three months ended March 31, 2022, we had net income of $28,410,714, which consists of the change in fair value of warrant liabilities of $29,017,500 and interest income on marketable securities held in the Trust Account of $102,529, offset by general and administrative expenses of $709,315.

For the three months ended March 31, 2021, we had net income of $25,074,005, which consists of the change in fair value of warrant liabilities of $25,495,000, interest income on marketable securities held in the Trust Account of $28,360, offset by general and administrative expenses of $449,355.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the private placement warrants, a total of $1,150,000,000 was placed in the Trust Account and we had $1,584,406 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $60,816,147 in transaction costs, including $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense in the condensed statements of operations as this amount related to the warrants recognized as liabilities.

For the three months ended March 31, 2022, net cash used in operating activities was $161,057, consisting of net income of $28,410,714 which is affected by a change in fair value of warrant liabilities of $29,017,500, and interest earned on marketable securities held in the Trust Account of $102,529. Changes in operating assets and liabilities provided $548,258 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $224,019, consisting of net income of $25,074,005 affected by a change in fair value of warrant liabilities of $25,495,000, and interest earned on marketable securities held in the Trust Account of $28,360. Changes in operating assets and liabilities provided $225,336 of cash from operating activities.

At March 31, 2022 and December 31, 2021, we had investments held in the Trust Account of $1,150,242,126 and $1,150,139,597, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account, to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022 and December 31, 2021, we had cash of $89,701 and $37,298, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On September 30, 2021, we issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of March 31, 2022 and December 31, 2021, there was $1,012,500 and $812,500 outstanding under the Promissory Note, respectively.

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

Liquidity and Going Concern

We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $40,250,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The underwriters agreed to reimburse us for an amount equal to (1) 10% of the non-deferred underwriting commission payable to the underwriter, of which $2,000,000 was paid to Connaught (UK) Limited (“Connaught”) for financial advisory services upon the closing of the Initial Public Offering, and (2) 20% of the deferred underwriting commission payable to the underwriter, of which $8,050,000 will be paid to Connaught upon the closing of the Business Combination.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating net income per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as we deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. There have been no material changes in our risk factors since such filing, except for the following:

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional  disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: May 6, 2022		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)