Form 10-Q
period 2022-06-30
Social Capital Hedosophia Holdings Corp. VI
filed 2022-08-08
CIK 1818873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 115,000,000 Class A ordinary shares, $0.0001 par value per share, and 28,750,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$70,866	$37,298
Prepaid expenses	144,689	434,433
Total current assets	215,555	471,731

Marketable securities held in Trust Account	1,151,702,972	1,150,139,597
Total Assets	$1,151,918,527	$1,150,611,328

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,037,853	$2,356,026
Advances from related party	3,587	—
Promissory note - related party	1,262,500	812,500
Total current liabilities	4,303,940	3,168,526

Deferred underwriting fee payable	40,250,000	40,250,000
Warrant liabilities	19,080,000	77,910,000
Total Liabilities	63,633,940	121,328,526

Commitments and Contingencies (see Note 6)
Temporary Equity
Class A ordinary shares subject to possible redemption, 115,000,000 shares issued and outstanding at redemption value at June 30, 2022 and December 31, 2021	1,151,702,972	1,150,139,597
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 115,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 28,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,875	2,875
Additional paid-in capital	—	—
Accumulated deficit	(63,421,260)	(120,859,670)
Total Permanent Deficit	(63,418,385)	(120,856,795)
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$1,151,918,527	$1,150,611,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$682,275	$2,149,889	$1,391,590	$2,599,244
Loss from operations	(682,275)	(2,149,889)	(1,391,590)	(2,599,244)

Other income:
Change in fair value of warrants liabilities	29,812,500	22,657,500	58,830,000	48,152,500
Interest earned on marketable securities held in Trust Account	1,460,846	28,675	1,563,375	57,035
Total other income, net	31,273,346	22,686,175	60,393,375	48,209,535

Net income	$30,591,071	$20,536,286	$59,001,785	$45,610,291

Basic and diluted weighted average shares outstanding, Class A ordinary shares	115,000,000	115,000,000	115,000,000	115,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.21	$0.14	$0.41	$0.32

Basic and diluted weighted average shares outstanding, Class B ordinary shares	28,750,000	28,750,000	28,750,000	28,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.21	$0.14	$0.41	$0.32

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	PERMANENT DEFICIT
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – January 1, 2022	—	$—	28,750,000	$2,875	$—	$(120,859,670)	(120,856,795)	115,000,000	$1,150,139,597

Remeasurement of carrying value to redemption value	—	—	—	—	—	(2,529)	(2,529)	—	2,529

Net income	—	—	—	—	—	28,410,714	28,410,714	—	—

Balance – March 31, 2022	—	$—	28,750,000	$2,875	$—	$(92,451,485)	(92,448,610)	115,000,000	$1,150,142,126

Remeasurement of carrying value to redemption value	—	—	—	—	—	(1,560,846)	(1,560,846)	—	1,560,846

Net income	—	—	—	—	—	30,591,071	30,591,071	—	—

Balance – June 30, 2022	—	$—	28,750,000	$2,875	$—	$(63,421,260)	(63,418,385)	115,000,000	$1,151,702,972

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	PERMANENT DEFICIT
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – January 1, 2021	—	$—	28,750,000	$2,875	$—	$(169,241,484)	$(169,238,609)	115,000,000	$1,150,024,578

Remeasurement of carrying value to redemption value	—	—	—	—	—	(28,360)	(28,360)	—	28,360

Net income	—	—	—	—	—	25,074,005	25,074,005	—	—

Balance – March 31, 2021	—	$—	28,750,000	$2,875	$—	$(144,195,839)	$(144,192,964)	115,000,000	$1,150,052,938

Remeasurement of carrying value to redemption value	—	—	—	—	—	(28,675)	(28,675)	—	28,675

Net income	—	—	—	—	—	20,536,286	20,536,286	—	—

Balance – June 30, 2021	—	$—	28,750,000	$2,875	$—	$(123,688,228)	$(123,685,353)	115,000,000	$1,150,081,613

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$59,001,785	$45,610,291
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,563,375)	(57,035)
Change in fair value of warrant liabilities	(58,830,000)	(48,152,500)
Changes in operating assets and liabilities:
Prepaid expenses	289,744	217,287
Accounts payable and accrued expenses	681,827	1,720,932
Net cash used in operating activities	(420,019)	(661,025)

Cash Flows from Financing Activities:
Advances from related party	17,703	322,797
Repayment of advances from related party	(14,116)	(5,000)
Proceeds from promissory note – related party	450,000	—
Net cash provided by financing activities	453,587	317,797

Net Change in Cash	33,568	(343,228)
Cash – Beginning of period	37,298	366,309
Cash – End of period	$70,866	$23,081

Non-cash investing and financing activities:
Remeasurement of carrying value to redemption value	$1,563,375	$57,035

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $60,816,147, consisting of $20,000,000 of underwriting fees, $40,250,000 of deferred underwriting fees and $566,147 of other offering costs. Of the total transaction costs incurred, $2,246,990 was recognized as an expense on the condensed statement of operations for the period ended December 31, 2020, as this amount was related to the warrants recognized as liabilities.

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

June 30, 2022

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

The Company will have until October 14, 2022 to consummate a Business Combination, which period may be extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association (such period, as it may be extended, the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $70,866 in its operating bank accounts, $1,151,702,972 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $4,088,385. As of June 30, 2022, approximately $1,703,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On September 30, 2021, the Company issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is unsecured, non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of June 30, 2022, there was $1,262,500 outstanding under the Promissory Note.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The Company has performed an assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until October 14, 2022 to consummate a Business Combination, which date may be extended pursuant to its Amended and Restated Memorandum and Articles of Association. It is uncertain whether or not the Company will be able to consummate a Business Combination by October 14, 2022. If a Business Combination is not consummated by this date and such date is not extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur within the required time period, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 14, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund which was invested primarily in U.S. Treasury securities.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815”). A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) with changes in fair value recognized in the statements of operations in the period of change.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,150,000,000
Less:
Proceeds allocated to Public Warrants	(42,348,750)
Class A ordinary shares issuance costs	(58,569,157)
Plus:
Remeasurement of carrying value to redemption value	100,942,485

Class A ordinary shares subject to possible redemption, December 31, 2020	1,150,024,578
Plus:
Remeasurement of carrying value to redemption value	115,019

Class A ordinary shares subject to possible redemption, December 31, 2021	$1,150,139,597
Plus:
Remeasurement of carrying value to redemption value	2,529

Class A ordinary shares subject to possible redemption, March 31, 2022	$1,150,142,126
Plus:
Remeasurement of carrying value to redemption value	1,560,846

Class A ordinary shares subject to possible redemption, June 30, 2022	$1,151,702,972

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 39,750,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income evenly to Class A and Class B ordinary shares, as adjusted	$24,472,857	$6,118,214	$16,429,029	$4,107,257	$47,201,428	$11,800,357	$36,488,233	$9,122,058
Denominator:
Basic and diluted weighted average shares outstanding	115,000,000	28,750,000	115,000,000	28,750,000	115,000,000	28,750,000	115,000,000	28,750,000
Basic and diluted net income per ordinary share	$0.21	$0.21	$0.14	$0.14	$0.41	$0.41	$0.32	$0.32

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

June 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. For each of the three and six months ended June 30, 2021 and 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2022 and December 31, 2021, a total of $205,000 and $145,000, respectively, of administrative support services were included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Advances from Related Party

Through June 30, 2022, an affiliate of the Sponsor paid for certain offering and other administrative costs on behalf of the Company. The advances are non-interest bearing and due on demand. At June 30, 2022 and December 31, 2021, there were $3,587 and $0 advances outstanding, respectively.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

On September 30, 2021, the Company issued the Promissory Note to the Sponsor for an aggregate amount of up to $2,500,000. The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. At June 30, 2022 and December 31, 2021, there was $1,262,500 and $812,500 outstanding under the Promissory Note, respectively.

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

June 30, 2022

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

The RSUs granted to Ms. Leary and Mr. Rao by the Company are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The RSUs granted are subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the RSUs is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company did not have a shareholder approved equity plan and also determined that a Business Combination is not considered probable, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of RSUs times the grant date fair value per share (unless subsequently modified).

NOTE 7. TEMPORARY EQUITY AND PERMANENT DEFICIT

Preference Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share on matters they are entitled to vote on. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 115,000,000 shares presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share on matters they are entitled to vote on. At June 30, 2022 and December 31, 2021, there were 28,750,000 Class B ordinary shares issued and outstanding.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 28,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

June 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 11,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and (ii) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account(1)	1	$1,151,702,972	$1,150,139,597
Liabilities:
Public Warrants(2)	1	13,800,000	56,350,000
Private Placement Warrants(2)	2	$5,280,000	$21,560,000
(1)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOF.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of June 30, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $13.8 million and $5.3 million, respectively, based on a fair value of $0.48 per warrant.

As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $56.4 million and $21.6 million, respectively, based on a fair value of $1.96 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	21,560,000	56,350,000	77,910,000
Change in valuation inputs or other assumptions	(8,030,000)	(20,987,500)	(29,017,500)
Fair value as of March 31, 2022	13,530,000	35,362,500	48,892,500
Change in valuation inputs or other assumptions	(8,250,000)	(21,562,500)	(29,812,500)
Fair value as of June 30, 2022	5,280,000	13,800,000	19,080,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 and in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from July 10, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. We recognize a gain or loss based on the changes in the fair value of the warrant liabilities.

For the three months ended June 30, 2022, we had net income of $30,591,071, which consists of the change in fair value of warrant liabilities of $29,812,500 and interest income on marketable securities held in the Trust Account of $1,460,846, offset by general and administrative expenses of $682,275.

For the six months ended June 30, 2022, we had net income of $59,001,785, which consists of the change in fair value of warrant liabilities of $58,830,000 and interest income on marketable securities held in the Trust Account of $1,563,375, offset by general and administrative expenses of $1,391,590.

For the three months ended June 30, 2021, we had net income of $20,536,286, which consists of the change in fair value of warrant liabilities of $22,657,500, interest income on marketable securities held in the Trust Account of $28,675, offset by general and administrative expenses of $2,149,889.

For the six months ended June 30, 2021, we had net income of $45,610,291, which consists of the change in fair value of warrant liabilities of $48,152,500, interest income on marketable securities held in the Trust Account of $57,035, offset by general and administrative expenses of $2,599,244.

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

For the six months ended June 30, 2022, net cash used in operating activities was $420,019, consisting of net income of $59,001,785 which is affected by a change in fair value of warrant liabilities of $58,830,000, and interest earned on marketable securities held in the Trust Account of $1,563,375. Changes in operating assets and liabilities provided $971,571 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $661,025, consisting of net income of $45,610,291 affected by a change in fair value of warrant liabilities of $48,152,500, and interest earned on marketable securities held in the Trust Account of $57,035. Changes in operating assets and liabilities provided $1,938,219 of cash from operating activities.

At June 30, 2022 and December 31, 2021, we had investments held in the Trust Account of $1,151,702,972 and $1,150,139,597, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account, to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022 and December 31, 2021, we had cash of $70,866 and $37,298, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On September 30, 2021, we issued a promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of June 30, 2022 and December 31, 2021, there was $1,262,500 and $812,500 outstanding under the Promissory Note, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to the Company. We began incurring these fees on October 14, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation. At June 30, 2022 and December 31, 2021, a total of $205,000 and $145,000, respectively, of administrative services were included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with Accounting Standards Codification ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as we deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no additional changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. VI

Date: August 5, 2022		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)